Form 10-K
period 2021-12-31
Starry Group Holdings, Inc.
filed 2022-03-31
CIK 1884697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number: 001-41336

STARRY GROUP HOLDINGS, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	85-4759355
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

38 Chauncy Street, Suite 200 Boston, MA	02111
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 861-8300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	STRY	The New York Stock Exchange
Warrants to purchase 1.2415 shares of Class A common stock, each at an exercise price of $11.50 per 1.2415 shares of Class A common stock	STRY WS	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

The number of shares of the registrant’s Class A common stock, par value $0.0001, outstanding as of March 29, 2022 was 157,054,774. The number of shares of the registrant’s Class X common stock, par value $0.0001, outstanding as of March 29, 2022 was 9,268,335.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding the financial position, business strategy and the plans and objectives of management for our future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “would” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. The forward-looking statements in this Annual Report on Form 10-K are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of known and unknown risks, uncertainties and assumptions, including those described under the sections in this Annual Report on Form 10-K entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K. These forward-looking statements are subject to numerous risks, including, without limitation, the following:

•	our ability to realize the benefits expected from the Business Combination (as defined below);

•	our ability to maintain the listing of our Class A common stock and warrants on the New York Stock Exchange;

•	the limited liquidity and trading of our securities;

•	the costs related to being a public company;

•	our ability to raise additional capital in the future and our ability to comply with restrictive covenants related to our existing long-term indebtedness or any new debt we incur;

•	the fact that we have incurred significant operating losses in the past and may not be able to achieve or maintain profitability in the future;

•	our limited operating history;

•	our ability to expand existing product and service offerings into new markets or to launch new product or service offerings;

•	our ability to effectively compete in the competitive broadband industry;

•

our ability to maintain or obtain rights to use licensed spectrum in markets in which we provide or intend to provide service and any declines in the value of our Federal Communications Commission (“FCC”) licenses;

•	our ability to maintain or obtain rights to provide our services in apartment buildings and to install our equipment on vertical assets;

•	the unavailability, reduction, elimination or adverse application of government subsidies, including through the Rural Digital Opportunity Fund and Emergency Broadband Benefit program;

•	the success of our marketing efforts and ability to attract customers in a cost-effective manner;

•	our ability to maintain and enhance our reputation and brand and differentiate our offerings from our competitors;

•	the success of our strategic relationships with third parties;

•

our dependence on a limited number of third-party suppliers, manufacturers and licensors to supply some of the hardware and software necessary to provide some of our services, and any disruption in our relationships with these parties;

•	any failure by suppliers to deliver components according to schedules, prices, quality and volumes that are acceptable to us;

•	our ability to comply with extensive governmental legislation and regulation and the cost of doing so;

•	any disruption or failure of, or defects in, the network and information systems on which our business relies;

•

the enforceability of our intellectual property, including our patents, and our potential infringement on the intellectual property rights of others, cybersecurity risks or potential breaches of data security;

•	our ability to maintain an effective system of internal controls over financial reporting;

•	our ability to retain or recruit, or adapt to changes required in, our founders, executive officers, key personnel or directors;

•	the impact of the COVID-19 pandemic; and

•	other factors detailed in this Annual Report on Form 10-K, including those in the section entitled “Risk Factors.”

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

•	We have a history of losses, and may not achieve or maintain profitability in the future.

•	We have experienced rapid growth since inception, which may not be indicative of our future growth, and, if we continue to grow rapidly, we may not be able to manage our growth effectively.

•	Our limited operating history makes it difficult to evaluate our current business and future prospects.

•	Our financial projections may not prove accurate.

•

Our decision to expand existing product and service offerings into new markets or to launch new product or service offerings may consume significant financial and other resources and may not achieve the desired results.

•	We operate in a highly competitive business environment, which could materially adversely affect our business, financial condition, results of operations and liquidity.

•

If we do not maintain or obtain rights to use licensed spectrum in markets in which we provide or intend to provide service, we may be unable to operate in these markets, which could harm our business and our ability to execute our business strategy.

•	Our business is dependent on successfully maintaining or obtaining rights to provide our services in apartment buildings and to install our equipment on vertical assets.

•	The value of our spectrum licenses could decline, which could materially affect our ability to raise capital, and could have a material adverse effect on our business and results of operations.

•

The unavailability, reduction, elimination or adverse application of government subsidies, including through the Rural Digital Opportunity Fund and Emergency Broadband Benefit program, could have a material adverse effect on our business and results of operations.

•	Our business model and growth strategy depends on our marketing efforts and ability to attract customers in a cost-effective manner.

•

Our reputation, brand and ability to differentiate our offerings from our competitors is important to our success, and if we are not able to maintain and enhance our reputation and brand and differentiate our offerings from our competitors, our business, financial condition and results of operations may be adversely affected.

•	Our growth depends in part on the success of our strategic relationships with third parties.

•	A significant portion of our expenses are fixed, and we may not be able to adapt our cross structure to offset declines in revenue.

•	Our business is subject to extensive governmental legislation and regulation, which could adversely affect our business, increase our operational and administrative expenses and limit our revenues.

•	Increasing regulation of our internet-based products and services could adversely affect our ability to provide new products and services.

•

We rely on network and information systems for our operations and a disruption or failure of, or defects in, those systems may disrupt our operations, damage our reputation with customers and adversely affect our results of operations.

•

Cyber security risks, data loss or other breaches of our network security could materially harm our business and results of operations, and the processing, storage, use and disclosure of personal or sensitive information could give rise to liabilities and additional costs as a result of governmental regulation, litigation and conflicting legal requirements relating to personal privacy rights.

•	Our management has limited experience operating as a public company.

•

We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or fail to maintain an effective system of internal control over financial reporting, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.

•

We may need additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, and we cannot be sure that additional financing will be available.

•

For the year ended December 31, 2021, our independent registered public accounting firm included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in this Annual Report on Form 10-K, and there can be no guarantee that we will continue as a going concern absent the ability to raise additional capital within the next 12 months.

•	The Starry Credit Agreement contains restrictive and financial covenants that may limit our operating flexibility.

•	Our co-founder and Chief Executive Officer will control a significant percentage of our voting power and will be able to exert significant control over the direction of our business.

•

Because we will be a “controlled company” within the meaning of the NYSE rules, our stockholders may not have certain corporate governance protections that are available to stockholders of companies that are not controlled companies.

•	Other risks and uncertainties described in this Annual Report on Form 10-K, including those under the section entitled “Risk Factors.”

v

PART I

ITEM 1. BUSINESS.

Background

We were incorporated on September 17, 2021 as Starry Group Holdings, Inc. (“Starry Group”, “us”, “we” or the “Company”), a Delaware corporation and then wholly-owned subsidiary of Starry, Inc. (“Starry”), a Delaware corporation, for the purpose of effecting the SPAC Merger (defined below) and serving as the publicly traded parent company of Starry following the closing of the Acquisition Merger (defined below).

FirstMark Horizon Acquisition Corp. (“FirstMark”) was formed on August 13, 2020 as a blank check company incorporated as a Delaware corporation. FirstMark completed an initial public offering (the “IPO”) on October 8, 2020, following which the management of FirstMark undertook a search for a business combination. On October 6, 2021, the disinterested members of the board of directors of FirstMark approved, and on March 16, 2022, the shareholders of FirstMark approved, the Agreement and Plan of Merger, dated as of October 6, 2021 (as amended, the “Merger Agreement”), by and among FirstMark, Sirius Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of FirstMark (“Merger Sub”), Starry and Starry Group.

Pursuant to the Merger Agreement, the business combination was effected in two steps: (a) on March 28, 2022 (the “SPAC Merger Effective Time”), FirstMark merged with and into Starry Group (the “SPAC Merger”), with Starry Group surviving the SPAC Merger as a publicly traded entity and became the sole owner of Merger Sub; and (b) on March 29, 2022 (the “Acquisition Merger Effective Date”), Merger Sub merged with and into Starry (the “Acquisition Merger” and, together with the SPAC Merger and all other transactions contemplated by the Merger Agreement, the “Business Combination”), with Starry surviving the Acquisition Merger as a wholly owned subsidiary of Starry Group.

Following the Business Combination, substantially all of the Company’s assets and operations are held and conducted by Starry and its subsidiaries, and the Company’s only assets are equity interests in Starry. Unless the context otherwise requires, “we,” “us,” “our,” “Starry Group” and the “Company” refer to Starry, Inc. and its subsidiaries prior to the consummation of the Business Combination and to Starry Group Holdings, Inc. and its subsidiaries following the consummation of the Business Combination.

Overview

We have developed a unique and innovative solution to provide last mile fixed broadband using a proprietary fixed wireless technology stack operating in licensed spectrum. We design and build our own fixed wireless equipment, cloud-based network control plane and billing and operations support systems to run our network and provide our service. We deploy this technology across a variety of markets to provide a robust and competitively-priced broadband service to customers. The integration of our own technology and service delivery allows us to efficiently deploy new competitive broadband networks to connect communities across the country.

Since our inception, we have developed the technology, optimized the unit economics, acquired spectrum and deployed our network and acquired subscribers in Boston, Los Angeles, New York City, Denver, Washington, D.C., and Columbus.

We are Solving Hard and Important Problems

Our founders came together with a simple but ambitious goal to fundamentally change the broadband experience. They knew that if they could make broadband more accessible and affordable it would meaningfully improve people’s lives and have a transformative effect on society. The broadband industry is uncompetitive and internet infrastructure deployment is slow, resulting in legacy infrastructure that cannot keep pace with rapid technological change, and leaving millions of people unconnected or under-connected to the internet. Our founders knew that they could build something better, and they understood that there is a significant market opportunity if they solve these key issues: speed of deployment, cost of deployment and customer experience.

Solving these problems requires new technology and a new broadband economic model with an intense focus on the customer. And this is what we deliver — our solution is to build a low-cost gigabit broadband platform that can be deployed rapidly, and with the highest customer satisfaction among the major broadband providers.

Our ability to dramatically reduce the cost of gigabit connectivity is a result of our unique vertical integration. We are an innovative wireless equipment and software developer, investing tens-of-millions of dollars in research and development; a network operator, deploying gigabit digital infrastructure to communities across the country; and a service provider, with the goal of bringing broadband to millions of consumers and small businesses. This is an incredibly unique strategy that few providers have attempted, especially at a national scale, but we believe this is the only path to a generational change in broadband.

As a research and development company, we created our own technology stack for gigabit, last-mile, fixed wireless connectivity, including smart antennas, phased arrays, transceivers, low noise amplifiers, monolithic microwave integrated circuits and a cloud-based network control plane. As a digital infrastructure owner and deployer, we have built a gigabit network that covered approximately 5.3 million households as of December 31, 2021. And as a service provider, we are bringing a new kind of consumer-oriented broadband service to tens-of-thousands of subscribers.

This new platform is not just technical and physical — it’s an entirely new approach to building digital infrastructure. We work with communities directly to meet their needs; we find new partners that have an interest in improving people’s lives; we put digital equity at the center of our mission; and we deploy a technology that blankets communities in gigabit broadband within months, not years.

This transformation of physical and virtual connectivity infrastructure makes people’s lives better and fulfills our mission to solve large societal problems. And although transforming broadband from the ground up with a new technological solution is incredibly hard, we are already making an impact and are just getting started.

Broadband Is Essential

The world changed when Vint Cerf and Bob Khan developed transmission control protocol and internet protocol, enabling data communications over wire, and when Tim Berners Lee opened the world to the power of the internet through the World Wide Web. Ever since, humanity, economics and global power have become digitized and physically and virtually interconnected in almost every way.

Robust internet access is now essential to participating in modern society. This is not just about streaming content, it is about accessing education, health care and work. Broadband’s criticality has been obvious for years, but it was made clearer during the COVID-19 pandemic.

Connectivity empowers people. It provides economic freedom, connects us with friends and families, and is the gateway to culture and entertainment. Despite this, existing providers offer most people extremely poor broadband, and millions of people still lack any access to broadband.

We believe competition, especially from new and rapidly growing providers, is the solution. Giving people new choices helps connect the unconnected, forces new investment in infrastructure and drives down prices. Without competition, the broadband industry will continue to trend towards consolidation, and the unconnected and under-connected will be left behind forever.

This is what motivates us to constantly be better.

The Need for a New Platform

Broadband economics are largely static. Deploying a new fiber broadband network at scale with incumbent technology requires a generational investment. So, when we decided to tackle the problem of building a new competitive gigabit broadband network, we knew we had to transform the economic dynamics. Competing with incumbent cable and telecommunications companies at scale using traditional wired delivery solutions like fiber or coaxial cable would require a massive capital investment. It would also take far too long to deploy — potentially decades. And even if time and capital were solved, it would be hard to achieve the subscriber penetration necessary to pay back the investment. We knew we needed a different solution. We needed to go wireless.

A wireless solution could leverage billions of dollars in investment from others, could leverage existing baseband radio technologies with broad adoption and low-cost profiles, and would allow us to control the majority of the cost structure. We also needed to recoup our investment within a reasonable time but with relatively low penetration. And for our customers, we needed a new service model that was designed to genuinely put them first.

And we wanted to bring our innovations to as much of the market as possible, improving digital equity for everyone.

The Starry Platform

Our platform is a hybrid network that leverages our own fixed wireless technologies to provide gigabit coverage across a wide area, while keeping costs low and customer satisfaction high. Here is how we do it:

•

Use Licensed Millimeter Wave Spectrum. Fixed wireless solves the high-cost challenges of building out new fiber or coax networks, which is why we have acquired licenses in millimeter wave spectrum. This spectrum has the wide-channel bandwidths necessary to achieve low latency and gigabit capacity. It is also less expensive than acquiring lower band spectrum. Licensed spectrum is critical because the FCC permits licensees to operate at high transmit power and grants licensees protected rights in frequency and geography, allowing us to economically deploy a network that covers tens-of-millions of homes. And millimeter wave spectrum is ideal for fixed wireless networks deployed from rooftops above obstructions.

•

Employ 802.11 Radios in Licensed Spectrum. Wi-Fi is one of the world’s most prevalent wireless technologies. It is based on a robust and frequently upgraded industry standard that enables high capacity and low-latency wireless connections. So instead of building a new radio technology or using the expensive mobile industry 5G ecosystem, we built our technology stack on top of Wi-Fi’s 802.11 standard. We then developed key intellectual property around the use of this radio technology in licensed spectrum domains with a combination of ultra-high spectral-efficiency smart-antenna technologies. The combination of proprietary front ends and global volume of Wi-Fi-based components allows us to achieve incredible cost advantages with a robust roadmap for capacity enhancements over time.

•

Design and Build the Fixed Wireless Technology and Deploy it on Telecommunications Infrastructure. We knew early on that we needed to own our core technology to control our economic and technical destiny. Having spent nearly $200 million to develop and prove this technology, we can now iterate and upgrade rapidly as we continuously drive down the costs of our own equipment rather than paying inflated vendor margins to acquire third-party equipment. This also allows us to deploy our technology on existing infrastructure such as towers, rooftops and dark fiber. Sharing this infrastructure allows us to access a huge portfolio of assets at market rates instead of making massive investments in all new infrastructure.

•

Control the Network with a Natively Cloud-Based Core. Broadband network owners are behind the curve on leveraging the scalable benefits of cloud-based software platforms. Incumbent systems are built on old legacy technologies that are difficult to upgrade and expensive to maintain. We built our entire network control system — in telecommunications terms, our network core, operations support system and business support system — on a custom cloud platform. Critically, this dynamic platform can flexibly scale as our business grows and lets us drive the control plane all the way into our customers’ homes to serve them better.

•

Create a Unique Partner Ecosystem. We are building a partner ecosystem of like-minded organizations that are motivated to play an active role in improving broadband in their communities. This ecosystem includes building owners that want better broadband for their residents, including in affordable housing communities; electric utilities that want to help ensure their communities can grow and prosper; construction firms with large craft labor teams to help build the next generation of digital infrastructure; housing owners and managers that want to make sure all people have access to quality broadband; digital equity organizations with missions to improve equity, inclusion and access; and government institutions that are working to improve connectivity in their communities.

This is our platform, which allows us to build our network in a community with very low up-front capital investment, scale the customer network and our capital expenditures on a success basis as new customers come online, become EBITDA breakeven with only a projected four percent penetration rate across our network footprint and provide a service that consumers use hours a day with a net promoter score unrivaled by any broadband provider today.

Starry’s Service

Transforming broadband requires providing customers with better technology and ensuring our service truly meets their needs.

We were frustrated broadband customers. Our intense customer focus is informed by decades of our own personal experiences. We believe in no more wait times, no more hidden fees and no more pricing games or anti-consumer service bundling. Our service is simple, straightforward, affordable and designed for our customers.

We also take our customers’ privacy very seriously and have a modern and customer-oriented privacy policy that protects customer data rather than monetizes it. We are not a big data company or a digital ad platform. We collect as little data as we feel is necessary and use it only to offer and market our service. We feel the same way about net neutrality; our customers should have access to the entire legal internet, so we do not block or prioritize any content and do not cap the amount of data our consumers use.

And our customers love the service and experience.

Customer Response

Our intense focus on the customer experience leads to very happy customers. Our historic net promoter score (NPS) taken across all customers who have responded to our NPS survey since 2018 is 61. Our NPS through the end of 2021 is 69. This is dramatically better than other broadband providers, which have an average NPS of 0. In fact, it puts us on par with some of the most beloved consumer brands in the world.

This is a point of incredible pride in Starry across our entire workforce. From the beginning, our mission has been about delivering a new broadband experience that is designed around the customer. Not surprisingly, focusing on the customer, delivering a great experience and being transparent and honest leads to a very positive relationship with customers.

Digital Equity and Inclusion

We believe that broadband is transformational, and that it should be available to everyone. But across both urban and rural America, entire communities have been left unserved or underserved, written off by incumbent providers as too expensive to connect or not profitable enough to serve. We take a different view and incorporate digital equity into our mission in two principal ways.

First, we built a program specifically for people living in public and affordable housing: Starry Connect. Historically, lower income individuals have been subjected to unreasonable examinations of their personal finances in order to participate in low-income broadband programs. With Starry Connect we work with these communities, which are largely underserved and ignored, to better meet their digital connectivity needs. We lowered cost barriers and removed qualification barriers, such as credit checks and requirements that residents qualify for other federal welfare subsidy programs in order to participate. Our goal is to get people the broadband access they needed without stripping them of their dignity. Existing low-cost programs often require credit checks and lengthy application processes that are cumbersome at best and demeaning at worst. We knew we could do better.

By partnering with public and affordable housing owners, Starry Connect ties eligibility to the premise and not an individual, which enables blanket eligibility across a qualified housing community. Persons living in eligible communities do not need to apply to qualify for Starry Connect service because our low-cost service plan option is automatically available to anyone living in these communities.

Since launching Starry Connect in 2018 we have signed agreements with over 62 public and private affordable housing owners and managers representing more than 55,000 apartment units.

As part of our effort, we also partner with other organizations focused on digital equity including Microsoft and PCs for People to improve connectivity and lower barriers to device access and digital literacy programs. For example, we have worked with Microsoft to help fund our network deployment in several public housing communities in Los Angeles and New York City. We work creatively with our partners to devise connectivity solutions that meet the needs of its residents. In Colorado, for example, we are partnering with Aurora Public Schools to make our Starry Connect program available to students identified as unconnected or under-connected in select neighborhoods.

Second, we participate in targeted programs to expand broadband access and improve broadband affordability. In 2020, we participated in the FCC’s Rural Digital Opportunity Fund (“RDOF”) auction to help accelerate our service delivery to locations that lack service today. We won $268 million in federal subsidies over ten years to deploy service to more than 100,000 locations in nine states. This is an integral part of our mission to connect all communities to better broadband, in both urban and rural areas. The FCC is currently reviewing our long-form applications prior to its final approval of the subsidy.

We are also a participating provider in the FCC’s Emergency Broadband Benefit program since 2021, which provides a subsidy of up to $50 per month to qualifying households to cover the cost of broadband during the COVID-19 pandemic. We were approved to participate through our Starry Connect program, making all current and future customers living in these Starry Connect communities in our existing markets eligible for the program across all available speed tiers. Even though our Starry Connect service is low cost, we believe every bit of savings helps households in need. For the year ended December 31, 2021, we have recognized approximately $0.6 million in revenue related to subsidies through the FCC’s Emergency Broadband Benefit program.

Digital equity and inclusion are at the core of our mission, and we will continue to pursue strategies that align with those values as we scale our network to more communities nationwide, including expansion of our Starry Connect program and continued participation in targeted government programs and partnerships that extend broadband access and affordability to more communities across the country.

Our Technology Stack and Intellectual Property

Our network technology is fundamental to our unique and disruptive network economics. In 2015, we set out to build a new kind of wireless technology specifically designed for gigabit fixed wireless service using licensed millimeter wave spectrum. Since our founding, we have spent nearly $200 million on research and development and commercialization of our technology. This investment serves the dual goals of increasing our network capacity and improving our unit economics.

Broadband has historically been immune to technological disruption because it is complicated and requires an extensive investment of capital and time. Historically, broadband companies tried to use technology before it was mature or tried to innovate in the wrong places. We believe that true broadband disruption requires a technological solution that reduces the cost of the coverage network that require less capital and lower customer penetration.

*	Based on average Starry passing cost and fiber passing costs of up to $1,250

We began developing our technology on the front edge of the global 5G evolution because the compute power and core wireless components were developed enough to make it economically and technically feasible to build high-capacity, low-cost equipment that uses millimeter wave spectrum.

But we did not want to rely on the global 5G ecosystem for two reasons. First, we wanted to control our own technical and economic destiny. We did not want to become beholden to specific vendors or a technology stack controlled by mobile providers. Instead, we use design and contract manufacturing partners to control our costs. Second, the 5G ecosystem was not evolved enough to support our use case. This is still true today. Mobile carrier equipment that operates in millimeter wave spectrum under the mobile 5G standard (called 5G NR) does not support standalone two-way connections in millimeter wave spectrum.

For these reasons, we built our own technology stack from the ground up. We use 802.11 standard radios, which are supported by a robust global supply chain and research and development cycle that is focused on continually increased capacity and lower cost. These radios have similar characteristics of mobile 5G chips, most importantly multi-user MIMO, which is a technology that allows the radio to serve multiple end points simultaneously. We take these radios and upconvert the signal from unlicensed 5 GHz spectrum (spectrum in which Wi-Fi operates) to the licensed millimeter wave bands in which we operate. This is one of the most unique parts of the Starry technical stack — using a powerful off the shelf baseband radio and combining it with our own proprietary technology to convert the signal into licensed millimeter wave spectrum. From there, we build our own antenna systems for beamforming and beamsteering to direct our gigabit signal to end user locations. Combined, this technology stack allows us to transmit a gigabit signal over one mile and we believe creates a robust protective intellectual property moat.

Network Architecture

Below is a simplistic diagram of our network architecture.

We deploy our base stations, called Titans, at high elevations above the clutter of the physical environment. We use whatever vertical infrastructure is available, including building rooftops, cell towers and utility poles, which we rent from the asset owners or managers, including the large tower companies. These are the transmitting sites that serve customer premises. Each Titan is connected to fiber backhaul or fixed wireless backhaul, which routes our network traffic back to a local internet point-of-presence in the market.

An internet point-of-presence is the network interface point, typically located in a data center, housing servers, routers, switches, and other networking equipment that enables connectivity between networks, and is a common network element of communications networks. These are the locations to which our network traffic in a region is routed and consolidated, and from where we connect with other networks to exchange data traffic, either through direct connections or through Internet exchange points. Internet exchange points are generally not- for-profit neutral associations through which networks exchange traffic. The data centers in which these internet points-of-presence are located are operated by third parties with whom we contract for access and use. In certain large markets we utilize more than one internet point-of-presence, primarily to ensure redundancy in the case of power outages that may affect a data center.

We primarily lease dark fiber from third parties and occasionally build our own fixed wireless links. In some instances, these fiber providers are companies that solely provide communications infrastructure services to internet service providers like us and in some instances these providers offer these services in addition to providing their own internet access services to retail and business customers. The number of available fiber backhaul providers varies by market. We generally contract with between two and four different providers in a market depending on the conditions in that market and the design of our network. In most markets, while we use multiple fiber providers, we lease the majority of our fiber from one provider. However, the fiber backhaul market is relatively competitive in urban areas, which is where we target our network deployment today. For example, there are at least seven fiber providers each in Boston, Denver, and Los Angeles; eight providers in Columbus; and ten providers each in New York City and Washington, D.C. Accordingly, we believe that if any current fiber backhaul provider in a market terminated or did not renew our leases with them, we would be able to find one or more alternative providers to ensure adequate access to fiber backhaul in that market. Because fiber providers generally lease fiber backhaul to customers like us on market-based terms and conditions, we do not believe that the terms and conditions for leasing fiber from a new provider would be materially worse than the terms and conditions of our current contracts. In most instances, we lease fiber for a set period of time, typically between 36 and 60 months, in exchange for a monthly fee. At the end of the term of a lease, we seek to renew the lease or let the lease terminate depending on the specific needs of the network at that time and our access to other fiber and the costs associated with it.

We generally design our transmitting sites to have diverse backhaul paths, which means that we typically have in place an alternative backhaul method for routing our network traffic if we lose access to fiber backhaul for any reason. The last mile network is Starry owned, and we primarily lease dark fiber for backhaul and site our Titans on rooftops and towers managed by third parties under commercial agreements with those infrastructure owners.

The Titan base stations serve our two kinds of customer terminals, which we call Trident and Comet. We install Tridents on larger apartment buildings (usually 60 units and greater). We install one Trident on the roof of the building, and then use the existing building wiring to distribute our service to subscribers within the building. We typically deploy our service without building out any of our own wiring in a building. Comet is our terminal for smaller buildings and single-family homes. A Comet has the same capacity as a Trident, but in a smaller form factor. We designed Comet to be easy to install — it requires only a single coax cable — and can serve up to 16 customers.

And we provide customers with a Wi-Fi router that runs our own network software. We believe this enhances the customer experience because the custom router provides us with network visibility all the way into the home network. Among other things, this allows us to monitor network uptime as a function of router uptime, which is a measure of actual customer experience and troubleshoot any issues in a more comprehensive way than simply asking what lights are blinking or asking the customer to unplug and reboot the router.

Finally, we have a mobile application that provides each customer with a suite of data self-help tools to help enhance their own control over their Wi-Fi network and help resolve any issues that arise.

The entire network is run on our own cloud-based core. Unlike traditional broadband providers, we do not have complicated and expensive vendor-run or legacy billing and operating systems. We built our entire control plane from the ground up. It is natively cloud-based and highly scalable. This system runs customer billing, network management, customer care and network operations. As a result, we do not have to maintain traditional network operations centers. Our network operations can access the entire network from their mobile devices with appropriate authentication and other access controls.

Network Capacity

We invest heavily in research and development to both drive down the cost of our network and improve its capacity over time. While our current network technology is already gigabit, we are continuing to expand and upgrade our network with the maximum capacity improvements to meet expected future consumer demand.

Importantly, unlike traditional coax networks, our network is designed to be high capacity in both the downstream and upstream directions. As many consumers experienced through the COVID-19 pandemic when working from home, upstream capacity is important for live video streaming, large file transfers and cloud applications.

As the chart below shows, our network is designed to be high capacity today, with an upgrade path to multiples of today’s capacity over the next five years. While the amount of bandwidth we may use is fixed (160 megahertz or 200 megahertz) we take advantage of the ability to operate simultaneous spatial streams, which allows us to reuse the same spectrum six, eight or fourteen times, effectively multiplying our bandwidth without requiring additional spectrum.

[1]	Assumes 64 subscribers per sector

Starry Today

We spent approximately three years building our initial commercial technology stack and developing intellectual property, while creating and testing our business model and executing our spectrum strategy. This created a two-track trajectory where our network and subscriber base expanded, while we reduced our unit economics through additional investments in research and development. As a result, we now have a large and growing broadband platform with differentiated and improving economics.

Our company is a unique combination — we are an equipment developer, network owner and service provider. This structure is a key component of our new broadband economics. By developing our own equipment, owning our own network and offering our own service we believe we generate significant cost advantages relative to incumbent networks.

Network Coverage

We build out our network at high elevations to maximize the coverage from each base station location. The area that a base station or group of base stations at the same location covers is our “Homes Serviceable,” which is the total number of households that we could potentially technologically and commercially serve from any base station or site. Within that universe, we either have single family homes or smaller apartment buildings that we can directly serve, or for larger multiple dwelling units (“MDUs”), we have “Large MDU Units” and “Activated MDU Units” which are larger apartments to which we can market our service because the building is addressable, serviceable and has one of our transceivers installed. And from that universe we derive our customer relationship.

As of year-end 2021, we had approximately 5.3 million homes serviceable under our network across six live markets: Boston, Massachusetts; Columbus, Ohio; Denver, Colorado; Los Angeles, California; New York, New York; and Washington, D.C.

In all of our markets except Columbus, Ohio, we built our network incrementally while we shifted from a pure research and development function as we finalized our technology, to the active deployment of our network, to the acquisition of subscribers and provision of services. We iteratively deployed our network, designed operational systems, built teams and injected our learnings back into this process. We conceptualize this as applying iterative software development techniques to network deployment. This had inefficiencies early on, but ultimately resulted in an accelerated learning curve. We applied these learnings to our Columbus network, where we built our entire initial network within a 12-month period.

Going forward, we intend to build every new market in the same manner as Columbus — build the coverage network first and then launch service.

Between 2018 and 2021, we focused aggressively on continuing to reduce the network coverage capital expenditure allocation per subscriber by driving down the cost of our base stations and on developing our low cost customer terminal with a unit cost that allows us to target smaller multifamily dwelling units and single family homes while preserving our unique cost advantage.

Comet, our new customer terminal for medium and small multifamily dwelling units and single-family homes, now allows us to efficiently serve households of all types, dramatically changing our ability to acquire subscribers within our existing network coverage and within the footprint of every new transmitting site we build.

Subscribers

While we have built significant network coverage since beginning operations, until recently we have purposefully constrained our subscriber acquisition generally to only larger apartment buildings. We did this to optimize unit economics and efficiently deploy capital. Our technology development roadmap was focused on building our base stations and reducing their cost, while launching a customer terminal that would allow us to serve the largest number of customers at a location at the lowest unit cost. As a result, our unit economics were optimized for larger apartment buildings within our network footprint.

We ended 2021 with 63,230 customer relationships. Within the MDUs that we provided service to as of the end of 2021, we achieved significant penetration with a steady penetration ramp as the buildings matured. We achieved 12% penetration in MDUs on average within thirty days of launching a building, 25% on average for buildings that were launched one or more years ago, and 32% on average for buildings that were launched three or more years ago.

As our operations in a market mature, our penetration rate across the entire market grows. Prior to launching Comet in 2021, which as described in more detail below allows us to target all serviceable households, we targeted our deployment and sales at MDUs that were thirty units or larger. As an example of how our penetration of a market matures over time within the serviceable footprint that we target our sales, and even as the denominator — homes serviceable — continues to grow, the graph below shows the penetration of buildings that are thirty units or larger in a single market over time.

In the second quarter of 2021, we launched Comet. This new customer terminal now enables us to serve every serviceable household. As a result, we are no longer constraining our subscriber acquisition to large apartment buildings.

Partners

We are developing unique and highly accretive partnerships that we believe will help us build and scale our network while reducing our capital expenditure intensity.

As part of our expansion strategy, we are identifying partners that are aligned with our goal of improving connectivity in communities and have infrastructure experience and the ability to help finance our network expansion. In 2020, we entered into a strategic alliance agreement with AEP Ventures, LLC (“AEPV”), a wholly owned subsidiary of American Electric Power, to deploy our network in Columbus, Ohio. Under our arrangement, AEPV absorbs the capital expenditures necessary to construct and maintain our coverage network and the capital expenditures for customer installations, while we operate the network, market our service, acquire subscribers and manage subscriber relationships. In exchange for this collaborative approach, we pay AEPV a portion of the revenue we receive from customers in the Columbus market.

In 2021, we entered into a strategic alliance with Quanta Services, Inc. (“Quanta”), a specialized contracting services company, delivering comprehensive infrastructure solutions for the communications, utility, renewable energy and underground industries Quanta has a wealth of expertise, a large, trained workforce and project management expertise built around large-scale infrastructure partnerships. Under our arrangement, Quanta will be our preferred partner in building and/or project managing the expansion of our network in portions of our network footprint.

In addition, we work collaboratively with residential and commercial property owners to deploy our network and acquire subscribers. These arrangements take the form of agreements with individual building owners to install our service in their buildings, agreements with large real estate portfolio owners to install our service across their portfolios, and agreements to allow us to install and operate our base stations on their building rooftops. Most notably, we have a commercial relationship with Related Companies, a global real estate and lifestyle company with over $60 billion in assets owned or under development, to deploy our network and service within their communities, including their affordable communities within our Starry Connect program.

Our Growth Strategy

Spectrum

We hold spectrum licenses in the 24 GHz band. We won licenses in the 24 GHz band in FCC Auction 102, spending approximately $48 million to acquire 200 megahertz of spectrum in 49 Partial Economic Areas (“PEAs”), the geographic unit used by the FCC and 300 megahertz in two PEAs. The 24 GHz band is the lowest frequency licensed millimeter wave spectrum that the FCC has made available through auction. This is important because the lower frequency achieves better propagation with the same power. Technically, this allows us to cover more area with fewer base station sites. These license rights were granted for an initial 10-year term with an expectation of renewal subject to network buildout requirements, consistent with typical FCC rules for licensed spectrum bands.

We also have spectrum rights to the lower 37 GHz band. In 2016, the FCC established a lower 37 GHz band as a licensed coordinated shared band. At the time the FCC sought to create a millimeter wave band on a license basis that could be used with low barriers to entry in order to stimulate new innovation in 5G and other technologies. The fact that the band is licensed, but not auctioned, means that equipment can operate at higher transmit power — the same as mobile 5G — but the spectrum is not reserved only for those with deep pockets at auction. While the FCC finalizes its rules for the use of this band, it has authorized us to deploy our technology and operate our network in a number of markets under an experimental license. Upon promulgation of final rules by the FCC for use of the lower 37 GHz band, we will pursue permanent licensed rights through the FCC’s process.

Growth

We intend to scale our network and subscriber base in coordination with residential property owners, affordable housing owners and managers, and digital equity partners. We intend to establish additional utility partnerships like our AEPV arrangement within additional markets in our footprint in order to continue to accelerate our network deployment and reduce our capital expenditure intensity. In addition, we intend to leverage our Quanta arrangement by building Quanta’s teams into our planning, design and deployment process as we build out our entire network footprint.

Competition

We compete head-to-head against other fixed broadband providers, including cable, terrestrial fixed wireless service, DSL, fiber and fixed satellite. We also compete against providers of mobile broadband service to the extent that a consumer considers mobile broadband service a substitute for fixed broadband service. Our competitors include large national and regional providers of fixed broadband services such as AT&T, Comcast, Charter, CableOne, Verizon, CenturyLink, Frontier, TDS Cox, RCN and Altice, providers of mobile broadband services such as AT&T, T-Mobile, US Cellular and Verizon, and numerous small fixed broadband providers in local areas. In any market, we may face one or more competitive providers. In some instances, our competitors have easier access to financing, greater resources, greater operating capabilities and efficiencies of scale, stronger brand-name recognition, longstanding relationships with regulatory authorities and customers, and more customers. This provides these competitors with certain advantages in competing against us, including the ability to aggressively promote and price their services in markets in which we may compete. This competition creates pressure on our pricing and may affect our ability to add and retain customers.

We believe our technology and business model enables us to compete effectively against incumbent providers on price, service quality and customer experience. Our service is offered at a price point that is generally at or below the promotional price of an incumbent, and in almost every case is below the “rack rate” price for an incumbent service. We also focus on price transparency. When a customer signs up for our service, the price they pay each month is what we quote to them. There are no hidden fees or charges. We charge our customers on a monthly basis, do not require long-term contracts and do not impose early termination fees. Our service speeds are better than existing cable incumbents in upload and can compete with fiber providers in most cases. On average, we provide our customers with speeds that are at or above their speed plans. Price and service are ultimately components of customer experience. We focus relentlessly on the customer experience and we have an industry-leading NPS as a result.

While we believe our service to be highly competitive, most incumbent broadband communications companies, which already have wired networks and an existing customer base and other operational functions in place, may offer their services at promotional prices comparable to or lower than our services. In addition, to the extent that these providers’ networks are more ubiquitously deployed, such as traditional telephone networks, they may be in a better position to offer internet services to consumers and businesses passed by their networks on a more economic or timely basis than we can, even if the services they offer are arguably inferior. They may also increasingly have the ability to offer a combination of video services, mobile services and telephone and internet services to their customers as a bundle, either directly or through co-marketing agreements with other service providers. As an internet-only company, we do not currently offer any bundled services that could compete with these offerings.

Mobile broadband providers may be able to provide services that substitute for our fixed broadband service. Current and future fixed and mobile internet services, such as services provided on LTE and 5G networks (and variants), other unlicensed fixed wireless broadband networks and devices such as mobile hot spots, tablets and smartphones, and mobile wireless routers that connect to such devices, may also compete with our broadband services both for in-premises broadband service and mobile broadband. All major wireless carriers offer various kinds of unlimited data plans, which could, in some cases, become a substitute for the fixed broadband services we provide. In addition, the FCC is likely to continue to make additional radio frequency spectrum available for these wireless internet access services, which in time could expand the quality and reach of these services.

Our competitive risks are heightened by the rapid technological change inherent in our business, evolving consumer preferences and the need to acquire, develop and adopt new technology to differentiate our products and services from those of our competitors, and to meet consumer demand. We may need to anticipate far in advance which technology we should use for the development of new products and services or the enhancement of existing products and services. New emerging technologies, including low earth orbit satellite, may impact a portion of our potential network expansion, to the extent such technologies come to fruition and are adopted in the marketplace. Consolidation and cooperation in our industry may allow our competitors to acquire service capabilities or offer products that are not available to us or offer similar products and services at prices lower than ours.

Government Regulation

We are a wireless technology developer, wireless service provider, broadband internet service provider and will be an interconnected Voice over Internet Protocol (“VoIP”) service provider in the future. As a result, we are subject to various federal telecommunications regulations that govern the spectrum that we utilize, the certification of our wireless equipment and the placement of our wireless facilities. In the future, we will be subject to additional federal and state telecommunications regulations governing voice service, including and participation in Universal Service Fund programs as a result of our participation in the FCC’s RDOF program.

In addition, as an eligible telecommunications carrier in areas of certain states, we are subject to state regulations, particularly regarding the provision of voice services and billing. We are also subject to local and state regulations governing the construction and installation of wireless facilities in some circumstances where not preempted by federal regulations.

Furthermore, because we receive, store and use personally identifiable information received from or generated by our customers, we are also subject to federal and state laws and regulations governing data privacy, use of personal data and cybersecurity.

Intellectual Property

We rely on trademarks, domain names, patents, copyrights, trade secrets, contractual provisions and restrictions on access and use to establish and protect our proprietary rights.

As of December 31, 2021, we had 19 U.S. and foreign trademark registrations and applications, including registrations for “Starry” and the Starry logo. As of December 31, 2021, we had 12 U.S. pending non-provisional patent applications and nine U.S. granted patent applications covering various technologies. In addition, as of December 31, 2021, we had two Patent Cooperation Treaty international patent applications pending and 14 foreign patent applications and three foreign granted patent application covering various technologies.

We are the registered holder of a variety of domestic domain names, including “starry.com.”

In addition to the protection provided by our intellectual property rights, we enter into confidentiality and proprietary rights agreements with certain of our employees, consultants, contractors and business partners. Certain of our employees and contractors are also subject to invention assignment agreements.

Human Capital Resources

Our People

Solving hard problems requires committed and dedicated teams with a shared vision and passion. Our team takes tremendous pride in building networks and providing a quality broadband service that improves people’s lives. Our management is focused on creating a work environment that leads to employee satisfaction and retention, and strives to build a culture around trust, honesty and entrepreneurial spirit.

As of December 31, 2021, we had a total of 736 employees, 721 of which were located in the United States. Our installation team, which consisted of 83 employees as of December 31, 2021, works directly with our customers to install our service in their premises. Our construction team, which consisted of 77 employees as of December 31, 2021, works to install and maintain our equipment in multiple dwelling units, on rooftops, towers and utility poles to build out and maintain our network. Our field teams are backed by our central team employees who work in our offices or remotely. This group, which consisted of 230 employees as of December 31, 2021, is composed of engineers, product managers, marketers, operations leads, finance professionals, human resources and legal personnel.

We have 291 employees in Boston (including corporate and field staff), 54 in Columbus, 51 in Denver, 93 in Los Angeles, 92 in New York (including corporate and field staff), 61 in D.C. and 94 remote employees. We have a fluctuating number of part time employees, most of which serve as field sales representatives. Our employees are not currently represented by a union.

Our Culture

Our culture has grown and evolved along with our people. We started in 2016 as a research and development company working on designing our own technology to transform how broadband is delivered. Today we operate across six markets and both coasts. We continue to run a large research and development operation, we run a large and growing field operation, we have an effective sales and marketing team, and we are aggressively signing up subscribers. Even with all this scale, we still maintain the entrepreneurial spirit that drove us in our early days. We hold ourselves accountable to the values we’ve grown into as a company, which guide our decision making as we work towards our shared culture:

•

First and foremost, we are driven by delivering a great service at a fair price, and are obsessed with customer satisfaction. We push ourselves to go above and beyond because doing the bare minimum is an anathema to our culture.

•	We have a bias for action; we empower all employees at every level of our company to make smart and quick decisions when confronted with problems or opportunities.

•	We trust that our colleagues make decisions that are anchored in a customer-first focus, and that those decisions are thoughtful and help drive us towards achieving our shared goals.

•	We use data and analytics to help make smart and strategic decisions, but we do not let data and analytics overwhelm us and create paralysis or inaction.

•

We have a passion for innovation and encourage intellectual curiosity. Innovation in the pursuit of solving hard problems is our motivation and we bring a conscientious and intentional approach to our solutions.

Diversity, Equity & Inclusion

Our culture is also one of inclusion. We actively work to dismantle inequities within our policies, systems, programs and services to ensure that Starry Group is a space where no one feels the need to edit their identity. We continuously aspire to be a more equitable, safe and welcoming work environment for all of our team members, and a better advocate to the communities we serve. We provide equal opportunities for growth, promotion, learning and development to all employees. We encourage employee engagement through LGBTQ and women employee resource groups, along with opportunities to discuss gender, race and LGBTQ issues.

Seasonality

Our customers today are all residential subscribers, and the majority of our customers in the future will continue to be residential subscribers. There are some seasonal trends that affect our customer acquisition activities, and they can vary by market. Examples include markets with larger college and university student populations, which tend to move in and move out of residences within the same time frame. In addition, consumers naturally consider their broadband provider at the time at which they move to a new residence. To the extent that the velocity of moving changes over time, it would impact our subscriber acquisition and revenue. Our capital expenditures and working capital may also be subject to seasonality based on regional weather and natural events that may impact our ability to construct the network in certain circumstances.

Additional Information

Our principal executive offices are located at 38 Chauncy Street, Suite 200, Boston, MA 02111 and our telephone number is (617) 861-8300. Our website is www.starry.com. Under the investor relations page of the Company’s website, www.starry.com/investors, we make available free of charge a variety of information for investors, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file that material with or furnish it to the SEC. The information found on our website is not part of this or any other report we file with, or furnish to, the SEC.

ITEM 1A. RISK FACTORS.

Our business involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K. The occurrence of any of the events described below could harm our business, operating results, financial condition, liquidity, or prospects. In any such event, the market price of our Class A Common Stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business. See “Forward-Looking Statements.”

Risks Related to Our Business and Industry

We have a history of losses, and we may not achieve or maintain profitability in the future.

We have experienced net losses in each year since our inception. We incurred net losses of $166.5 million and $125.1 million for the years ended December 31, 2021 and 2020, respectively. We had an accumulated deficit of $501.4 million and $334.8 million as of December 31, 2021 and 2020, respectively. We expect to continue to make future investments in developing and expanding our business. In particular, we expect to invest approximately $350 million to expand our network and acquire subscribers to drive revenue growth. In order to fund this investment, we may be required to raise additional equity or debt capital, which we may not be able to do on favorable terms or at all. These investments may not result in the projected increased revenue or growth in our business, which would impact our ability to turn EBITDA positive within the time frame we project or at all. If we fail to manage our losses or to grow our revenue sufficiently to keep pace with our investments and other expenses, our business will not become cash-flow positive in the time frame we project or at all, we may be required to raise additional funding and our business be harmed.

We have experienced rapid growth since inception, which may not be indicative of our future growth, and, if we continue to grow rapidly, we may not be able to manage our growth effectively.

We have experienced rapid growth and demand for our products since inception. We expect that, in the future, even if our revenue increases, our rate of growth may decline. In any event, we will not be able to grow as fast or at all if we do not, among other things:

•	increase the number of customers using our service;

•	increase our market share within existing markets and expand into new markets;

•	expand our service offerings, including offering service to small and medium sized businesses;

•	increase our brand awareness;

•	retain our spectrum licenses;

•	retain adequate availability of financing sources if necessary; and

•	obtain any additional necessary capital to meet our business objectives.

Furthermore, in order to preserve our market position, we will expand into new markets and launch new products and services in existing and new markets. Expanding into new markets may prove to be challenging as some markets may have very different characteristics than the markets in which we currently operate, and these different characteristics may be unanticipated or unknown to us. These differences may result in slower network deployment, poor network coverage performance, slower subscriber growth or slower subscriber penetration than we project.

Our limited operating history makes it difficult to evaluate our current business and future prospects.

Our business model and technology are still nascent compared to the business models of the large incumbents in the fixed U.S. broadband industry. We launched our first market in 2018 and do not have a long history operating as a commercial company. Our operating results are not predictable and our historical results may not be indicative of our future results. While there are several established and well-performing broadband providers, few peer companies with our model exist and none have yet established long-term track records at scale that might assist us in predicting whether our business model and strategy can be implemented and sustained over an extended period of time. It may be difficult for you to evaluate our potential future performance without the benefit of established long-term track records from companies implementing a similar business model. We may encounter unanticipated problems as we continue to refine our business model and technology and may be forced to make significant changes to our anticipated sales and revenue models to compete with our competitors’ offerings, which may adversely affect our results of operations and profitability.

Our financial projections may not prove accurate.

In connection with the Business Combination, we presented certain forecasted financial information for our business following the Business Combination. The forecasts were based on numerous potential variables identified and assumptions made by us at the time of preparation. Such variables and assumptions are inherently uncertain and many are beyond our control, and actual events and results may differ materially from what was projected. Important factors that may affect actual results and cause the forecasts to not be achieved include, but are not limited to, risks and uncertainties relating to our business (including our ability to achieve strategic goals, objectives and targets over applicable periods), industry performance, the competitive environment, changes in technology and general business and economic conditions. Various assumptions underlying the forecasts may prove to not have been, or may no longer be, accurate. The forecasts may not be realized, and actual results may be significantly higher or lower than projected in the forecasts. The forecasts also reflect assumptions as to certain business strategies or plans that are subject to change. As a result, such forecasts should not be relied on as “guidance” or otherwise predictive of actual future events, and actual results may differ materially from the forecasts.

Our decision to expand existing product and service offerings into new markets or to launch new product or service offerings may consume significant financial and other resources and may not achieve the desired results.

We regularly evaluate expanding our services into new markets or launching new product offerings in existing or new markets. Any expansion or new offering requires significant expenses and the time of our key personnel, particularly at the outset of the process. We typically experience increased losses in new markets as we invest to build our network and brand presence within those markets before we have any customers within those markets. Our plans to expand and deepen our market share in our existing markets and possibly expand into additional markets is subject to a variety of risks and challenges. These risks and challenges include execution, the varying economic and demographic conditions of each market, competition from national and regional providers of broadband services, our ability to obtain and retain new customers and pricing pressures. We cannot assure you that we will be able to build our network in a timely or cost-effective manner, efficiently acquire customers or achieve target subscriber penetration rates, better than or as well as in our more mature existing markets.

New markets and new product offerings may also subject us to new regulatory environments, which could increase our costs as we evaluate and implement compliance with new regulations. Notwithstanding the expenses and time devoted to expanding an existing product offering into a new market or launching a new product offering, we may fail to achieve the financial and market share goals associated with the expansion. If we cannot manage our expansion efforts efficiently, our market share gains could take longer than planned and our related costs could exceed our expectations. In addition, we could incur significant costs to seek to expand our market share, and still not succeed in attracting sufficient customers to offset such costs.

We operate in a highly competitive business environment which could materially adversely affect our business, financial condition, results of operations and liquidity.

We operate in a highly competitive, consumer-driven industry and we compete against providers that offer a variety of fixed broadband services, including cable, terrestrial fixed wireless service, DSL, fiber and fixed satellite. We also compete against providers of mobile broadband service to the extent that a consumer considers mobile broadband service a substitute for fixed broadband service. Our competitors include large national and regional providers of fixed broadband services such as AT&T, Comcast, Charter, CableOne, Verizon, CenturyLink, Frontier, TDS Cox, RCN and Altice, providers of mobile broadband services such as AT&T, T-Mobile, US Cellular and Verizon, and numerous small fixed broadband providers in local areas.

Most incumbent broadband communications companies, which already have wired networks and an existing customer base and other operational functions in place, offer broadband over DSL, cable or FTTH/FTTP. These services may be offered at promotional prices comparable to or lower than our services. In addition, to the extent that these providers’ networks are more ubiquitously deployed, such as traditional telephone networks, they may be in a better position to offer internet services to consumers and businesses passed by their networks on a more economic or timely basis than we can, even if the services they offer are arguably inferior. They may also increasingly have the ability to offer a combination of video services, mobile services and telephone and internet services to their customers as a bundle, either directly or through co-marketing agreements with other service providers. As an internet-only company, we do not currently offer any bundled services that could compete with these offerings.

Mobile broadband providers may be able to provide services that substitute for our fixed broadband service. Current and future fixed and mobile internet services, such as services provided on LTE and 5G networks (and variants), other unlicensed fixed wireless broadband networks and devices such as mobile hot spots, tablets and smartphones, and mobile wireless routers that connect to such devices, may also compete with our broadband services both for in-premises broadband service and mobile broadband. All major wireless carriers offer various kinds of unlimited data plans, which could, in some cases, become a substitute for the fixed broadband services we provide. In addition, the FCC is likely to continue to make additional radio frequency spectrum available for these wireless internet access services, which in time could expand the quality and reach of these services.

In some instances, our competitors have easier access to financing, greater resources, greater operating capabilities and efficiencies of scale, stronger brand-name recognition, longstanding relationships with regulatory authorities and customers, and more customers. This provides these competitors with certain advantages in competing against us, including the ability to aggressively promote and price their services in markets in which we may compete. This competition creates pressure on our pricing and may affect our ability to add and retain customers, which in turn adversely affects our business, financial condition and results of operations.

Our competitive risks are heightened by the rapid technological change inherent in our business, evolving consumer preferences and the need to acquire, develop and adopt new technology to differentiate our products and services from those of our competitors, and to meet consumer demand. We may need to anticipate far in advance which technology we should use for the development of new products and services or the enhancement of existing products and services. The failure to accurately anticipate such changes may adversely affect our ability to attract and retain customers, which in turn could adversely affect our business, financial condition and results of operations.

Consolidation and cooperation in our industry may allow our competitors to acquire service capabilities or offer products that are not available to us or offer similar products and services at prices lower than ours.

New emerging technologies, including low earth orbit satellite, may impact a portion of our potential network expansion, to the extent such technologies come to fruition and are adopted in the marketplace.

If we do not maintain or obtain rights to use licensed spectrum in markets in which we provide or intend to provide service, we may be unable to operate in these markets, which could harm our business and our ability to execute our business strategy.

We offer our services using spectrum licensed by the FCC in the 24 GHz band and lower 37 GHz band. As a result, we depend on our ability to acquire and maintain sufficient rights to use spectrum in each of the markets in which we operate or intend to operate. While our future projections are based on spectrum for which we currently hold licensed rights, we may not be able to maintain the spectrum necessary to execute our business strategy, including the spectrum we hold rights to today. In addition, we have in the past and may continue to spend significant resources to acquire spectrum in additional or existing markets.

Using licensed spectrum, whether owned today or in the future or leased in the future poses additional risks to our business, including:

•

our inability to satisfy build-out or service deployment requirements on which some of our spectrum licenses or leases are, or may be, conditioned, which may result in the loss of our rights to the spectrum subject to the requirements;

•	changes to regulations governing our spectrum rights that could adversely affect our ability to utilize the spectrum as required in our business;

•

our inability to use a portion of the spectrum we have acquired or leased or to acquire additional spectrum due to interference from licensed or unlicensed operators in the spectrum bands in which we have rights or in adjacent bands;

•

the refusal by the FCC to recognize our acquisition or lease of spectrum licenses from others or our investments in other license holders, to the extent we enter into future agreements to acquire or lease spectrum;

•

our inability to offer new services or to expand existing services to take advantage of new capabilities of our network resulting from advancements in technology due to regulations governing our spectrum rights;

•

our inability to obtain or lease more spectrum in the future due to the possible imposition of limits or caps on our spectrum holdings, which could prevent us from expanding our service in existing or new markets;

•	our inability to control or retain leased spectrum due to contractual disputes with, or the bankruptcy or other reorganization of, the license holders, or third parties;

•	the failure of the FCC to renew our spectrum licenses or those held by the parties from whom we lease spectrum as they expire;

•

our failure to obtain extensions or renewals of spectrum leases, or our inability to renegotiate those leases, on terms acceptable to us before they expire, which may result in the loss of spectrum we need to operate our network in the market covered by the spectrum leases;

•

increases in spectrum prices, because of increased competition for the limited supply of licensed spectrum in the United States, which could limit our ability to acquire new spectrum rights, and could in turn prevent us from expanding our service in existing or new markets; and

•	the invalidation of our authorization to use all or a significant portion of our spectrum, resulting in, among other things, impairment charges related to assets recorded for such spectrum.

We operate using spectrum in the lower 37 GHz band in all of our current markets and have rights to use that spectrum band in other markets in which we intend to expand under an experimental license issued by the FCC while the FCC finalizes the regulations that will dictate the ultimate use of this spectrum band. This experimental license must be renewed by the FCC for us to continue to operate on the same basis in which we operate today. In the future, the FCC may not renew our experimental license for all or some of the markets in which we currently have rights to operate. The FCC may also adopt final regulations for this spectrum band that remove or limit our ability to continue to operate in this spectrum band. If the FCC does not renew our experimental license for some or all of our existing and expansion markets or adopts final regulations that adversely impacts our ability to operate in the lower 37 GHz band, and we are unable to acquire rights to use other spectrum in those markets, it would have a material adverse effect on our ability to continue to operate our business in those markets, our ability to grow our network and subscribers in those markets, and our results of operations and financial condition.

If we do not maintain or obtain rights to provide our services in apartment buildings, it will harm our business.

We enter into access agreements with owners of multi-dwelling properties pursuant to which the owner grants us permission to install our receiving equipment on the roof and provide services to residents in the property. In many instances, the owner may terminate the agreement on short notice. If an owner of a property terminates the access agreement or it expires and is not renewed, we would lose the ability to service customers in that building, which would negatively impact our business.

If we do not maintain or obtain rights to vertical asset and communications infrastructure used in the operation of our network, such as access to rooftops, towers, and fiber or wireless backhaul, it could have a material adverse effect on our business and results of operations.

We lease space on vertical assets like buildings and towers to attach our transmitting equipment. This transmitting equipment delivers our service wirelessly to properties in which we have customers. In the event that a lease for a vertical asset is terminated or expires at the end of the term, there is no guarantee that we will be able to find another vertical asset to continue servicing the properties currently served by the existing vertical asset. In this case, we would lose the ability to service some customers in the market, which would negatively impact our business.

Each unit of our transmitting equipment that serves customer premises is connected to fiber backhaul or fixed wireless backhaul, or both, which routes our network traffic back to a local internet point-of presence in the market. An internet point-of-presence is the network interface point, typically located in a data center, housing servers, routers, switches, and other networking equipment that enables connectivity between networks. These are the locations to which our network traffic in a region is routed and consolidated, and from where we connect with other networks to exchange data traffic, either through direct connections or through Internet exchange points. We require backhaul from our transmission sites, therefore, in order to provide access to the Internet to customers served by our transmission sites.

We generally design our transmitting sites to have diverse backhaul paths, which means that we typically have in place an alternative backhaul method for routing our network traffic if we lose access to fiber backhaul for any reason. Where we use fixed wireless backhaul, we build and operate the necessary equipment ourselves. However, at some transmitting sites where we use fiber backhaul, we may not have an alternative backhaul method in place. We generally contract with between two and four different third-party fiber providers in a market depending on the conditions in that market and the design of our network. In most markets, while we use multiple fiber providers, we lease the majority of our fiber from one provider. In the event that one of our fiber providers decided to no longer lease access to fiber to us and we rely on that fiber as the exclusive method for backhaul at a transmission site, we would be required to find an alternative fiber provider for backhaul to the affected transmission site. Because in most markets we lease the majority of our fiber from one provider, in the event that primary provider in a market decided to no longer lease access to fiber to us, the potential number of transmission sites impacted in the relevant market could be significant.

In some cases, the fiber providers from which we lease access to fiber are our competitors, such as AT&T, Comcast, Verizon, and RCN. In some of our markets, such as Boston and Washington, D.C., the majority of fiber we lease is provided by our competitors. It is possible that in the future these competitors will decide not to continue to lease access to fiber to us. In that event, we would be required to find alternative fiber providers for backhaul.

While most markets in which we operate have alternative fiber providers, and we have the ability to use fixed wireless backhaul as an alternative backhaul solution, there is no guarantee that we will be able to come to terms with a new provider on terms that are as beneficial as our existing arrangements or at all, or that we would be able to build fixed wireless backhaul. In these events, we would no longer be able to operate the transmission site and would not be able to service our customers that are served by that transmission site. In the event that the terms with a new provider are not as beneficial as the terms of our existing fiber leases in the market, it would have an adverse effect on our financial results from that market. In addition, even if we were able to find another provider to replace an existing fiber provider or utilize fixed wireless backhaul, there is no guarantee that we would be able to redesign our network to utilize fiber from this new provider or deploy a fixed wireless backhaul in a timely manner, in which case our existing customers served by the affected transmission site would likely cancel service, which would have an adverse impact on our financial result from that market.

The value of our spectrum licenses could decline, which could materially affect our ability to raise capital, and could have a material adverse effect on our business and results of operations.

While spectrum license values have historically not declined, a future decline in the value of our 24 GHz band spectrum licenses could negatively impact our ability to raise capital both privately and in the public markets and could significantly reduce the value of our spectrum assets. The value of any or all of our spectrum licenses could decrease as a result of many factors, including:

•	increases in supply of spectrum that provides similar functionality;

•	new technology in unlicensed bands that provides the same capability as our network;

•	a decrease in the demand for services offered with any of our spectrum licenses;

•	lower values placed on similar spectrum licenses in future FCC spectrum auctions;

•	regulatory limitations on the use, leases, transfer or sale of rights in any of our spectrum licenses;

•	changes to the licensing, service or technical rules to the spectrum bands covered by our spectrum licenses; or

•	bankruptcy or liquidation of any comparable companies.

Many of these factors depend on circumstances beyond our control. The occurrence of any of these events could have a material adverse effect on our ability to generate revenues and on our business, prospects, results of operations and financial condition.

The unavailability, reduction, elimination or adverse application of government subsidies, including through the Rural Digital Opportunity Fund and Emergency Broadband Benefit program, could have a material adverse effect on our business and results of operations.

The FCC’s efforts in recent years to expand broadband access to unserved and underserved communities across the United States have included the provision of federal subsidies and other incentives to broadband providers. For example, in 2020, we participated in the FCC’s Rural Digital Opportunity Fund (“RDOF”) auction, which provides a federal subsidy for the support of high-speed fixed broadband and voice networks in unserved areas across the United States. In that auction, we won $268 million in funding, payable over 10 years, to provide gigabit fixed internet and voice services to unserved locations in nine states. As a winner in the auction, we had to file with the FCC a long-form application that includes information about our qualifications, funding and the network that we intend to use to meet our obligations to provide service to the locations for which we will receive subsidy payments. Our long-form application is currently pending before the FCC. The FCC may find all or part of our application insufficient, or we may in the future fail to meet the necessary service obligations on which the receipt of the subsidy is conditioned, which would result in the loss of some or all of the subsidy that we won in the RDOF auction. In addition, even if we retain some or all of the subsidy that we won, the construction of the network that we will be required to build to meet our service obligations may significantly exceed our modeled costs that were the basis for our bidding in the auction, which would materially and adversely affect our financial condition and operating results.

In addition, we are a participant in the FCC’s Emergency Broadband Benefit (“EBB”) program, a program to help families and households struggling to afford internet service during the COVID-19 pandemic. As a participant in EBB, we receive reimbursement from the federal government for up to $50 in subscriber fees per month per qualifying subscriber during the course of the program. These repayments could be delayed, the government may find that some or all of our qualifying subscribers no longer qualify, or the government may audit our participation and find deficiencies that could result in fines or other adverse outcomes. If that occurs, we may lose customers that rely on this program to pay for our service, which could have a material adverse effect on our growth, results of operations and financial condition.

Because we intend to participate in future government subsidy and benefit programs, any reduction, elimination or discriminatory application of future government subsidies and economic incentives resulting from policy changes, the reduced need for such subsidies or other reasons such as our inability to satisfy the compliance requirements of the subsidy or benefit program, could materially and adversely affect the growth of expansion of the broadband market and our business, prospects, financial condition and operating results.

Our business model and growth strategy depend on our marketing efforts and ability to attract customers in a cost-effective manner.

Our long-term success depends in part on our ability to continue to attract more customers in each of our markets to our service. Our marketing efforts may not succeed for a variety of reasons, including but not limited to, changes to search engine algorithms, ineffective campaigns across marketing channels and limited experience in certain marketing channels, like traditional media. External factors beyond our control may also affect the success of our marketing initiatives, such as filtering of our targeted communications by email servers, potential customers failing to respond to our marketing initiatives and competition from third parties. Any of these factors could reduce the number of customers choosing us as their internet provider.

Our business model relies on our ability to scale rapidly and to decrease incremental customer acquisition costs as we grow. If we are unable to recover our marketing costs or if our marketing campaigns are not successful or are terminated, it could have a material adverse effect on our growth, results of operations and financial condition.

Our reputation, brand and ability to differentiate ourselves from our competitors is important to our success, and if we are not able to maintain and enhance our reputation and brand and differentiate ourselves from our competitors, our business, financial condition and results of operations may be adversely affected.

Maintaining a positive reputation and brand image are important factors impacting our ability to sell our products and services. The speed at which negative publicity is disseminated has increased dramatically through the use of electronic communication, including social media, websites and blogs. Our success in maintaining our brand image depends on our ability to adapt to this rapidly changing media environment. Adverse publicity or negative commentary in any media outlet could damage our reputation and reduce the demand for our products and services, which would adversely affect our business. Our reputation or brand image could be adversely impacted by negative publicity, commentary or communications (whether or not valid), particularly if we are unable to maintain service levels expected by our customers or to timely and adequately respond to network failures that negatively impact our customers’ ability to access the internet. In addition, our reputation and brand image could be further adversely impacted by: our failure to maintain high ethical and social practices in all of our operations and activities; our failure to be perceived as appropriately addressing matters of social responsibility; our use of social media; or public perception of statements or positions made or taken by us, including our executives and associates.

We rely on the experience and expertise of our senior management team, key technical employees and other highly skilled personnel and the failure to retain, motivate or integrate any of these individuals could have an adverse effect on our business, financial condition or results of operation.

Our operational results have depended, and our future results will depend, upon the retention and continued performance of our management team, in particular Chaitanya Kanojia, one of our co-founders and our Chief Executive Officer. The competitive environment for management talent in the broadband communications industry could adversely impact our ability to retain and hire new key employees for management positions. The loss of the services of key members of management and the inability or delay in hiring new key employees could adversely affect our ability to manage our business and our future operational and financial results.

Our business is concentrated in certain geographic markets. Exposure to local economies, regional downturns or severe weather or catastrophic occurrences or other disruptions or events could have a material adverse effect on our business and results of operations.

Today, we operate in six markets across the United States. Local and regional conditions in these markets may differ significantly from prevailing conditions in the United States or other parts of the country. As a result, our business is currently more susceptible to regional conditions than the operations of more geographically diversified competitors, and we are vulnerable to economic downturns in the markets in which we operate. Any events or circumstances that negatively affect these areas could materially adversely affect our revenues and profitability.

We depend on a limited number of third-party suppliers, manufacturers and licensors to supply some of the hardware and software necessary to provide some of our services, and any disruption in our relationships with these parties could have a material adverse effect on our business and results of operations.

We depend on a limited number of third-party service providers, suppliers and licensors to supply some of the services, hardware, software and operational support necessary to provide some of our services. Some of our hardware, software and operational support vendors, and service providers represent our sole source of supply or have, either through contract or as a result of intellectual property rights, a position of some exclusivity. If any of these parties breach or terminate or elect not to renew their agreements with us or otherwise fail to perform their obligations in a timely manner, demand exceeds these vendors’ capacity, tariffs are imposed that impact vendors’ ability to perform their obligations or significantly increase the amount we pay, they experience operating or financial difficulties, they significantly increase the amount we are required to pay for necessary products or services, or they cease production of any necessary product due to lack of demand, profitability or a change in ownership or are otherwise unable to provide the equipment or services we need in a timely manner, at our specifications and at reasonable prices, our ability to provide some services might be materially adversely affected, or the need to procure or develop alternative sources of the affected materials or services might interrupt or delay our ability to serve our customers. In addition, the existence of only a limited number of vendors of key technologies can lead to less product innovation and higher costs. These events could materially and adversely affect our ability to retain and attract customers and our operations, business, financial results and financial condition.

Our growth depends in part on the success of our strategic relationships with third parties.

We have certain strategic relationships and intend to establish additional strategic relationships in the future. in connection with the expansion of our business. In 2020, we entered into a commercial arrangement with AEP Ventures, LLC (“AEPV”), a wholly-owned subsidiary of American Electric Power Company, Inc., a major investor-owned electric utility in the United States, to deploy our network in Columbus, Ohio. Under our arrangement, AEPV absorbs the capital expenditures necessary to construct and maintain our coverage network and the capital expenditures for customer installations, while we operate the network, market our service, acquire subscribers and manage subscriber relationships. In exchange for this collaborative approach, we pay AEPV a portion of the revenue we receive from customers in the Columbus market. Under our arrangement, AEPV has the ability to terminate our agreement after a period of time for any reason. In the event AEPV terminates our arrangement, our ability to continue to expand our business the Columbus market and other markets in Ohio may be adversely impacted. Moreover, our ability to develop similar relationship with other electric utilities may be harmed.

Our ability to control our expenses and grow our business in a cost-effective manner depends in part on our ability to partner with electric utilities or other new strategic partners to build out our network in new markets.

We intend to pursue strategic relationships with electric utilities and other new strategic partners to help us build out our network in certain of the markets in which we intend to expand. We are seeking to structure these relationships to be similar to our arrangement with AEPV, which means that we would seek to have our partners absorb the capital expenditures necessary to construct and maintain our coverage network and the capital expenditures for customer installations in the relevant markets. We would in turn operate the network, market our service, acquire subscribers and manage subscriber relationships. If we are not able to partner with electric utilities or other new strategic partners to build out our network in this way, our capital expenditures will be significantly higher as we expand because we will incur some or all of the expenses to construct our coverage network and install customers in our new markets, which would have a material adverse effect on our results of operations and financial condition. In addition, if our expenses are higher than we expect, we may be required to reduce the number of new markets into which we expand and/or raise new capital to fund our planned expansion into new markets, which will have a material adverse effect on our growth, results of operations and financial condition.

Our suppliers may fail to deliver components according to schedules, prices, quality and volumes that are acceptable to us, or we may be unable to manage these components effectively.

Our equipment contain hundreds of parts that we purchase globally from suppliers, some of which are single-source direct suppliers, generally without long-term supply agreements. This exposes us to multiple potential sources of component shortages. Unexpected changes in business conditions, materials pricing, labor issues, wars, governmental changes, tariffs, natural disasters, health epidemics such as the global COVID-19 pandemic, trade and shipping disruptions and other factors beyond our or our suppliers’ control could also affect these suppliers’ ability to deliver components to us or to remain solvent and operational. For example, a global shortage of microchips has been reported since early 2021, which has forced us in some instances to redesign certain of our equipment to omit the chips that we cannot source cost effectively. Other impacts of this microchip shortage are as yet unknown. The unavailability of any component or supplier could result in production delays, idle manufacturing facilities, product design changes and loss of access to important technology and tools for producing and supporting our equipment. Moreover, significant increases in our production or product design changes by us have required and may in the future require us to procure additional components in a short amount of time. Our suppliers may not be willing or able to sustainably meet our timelines or our cost, quality and volume needs, or to do so may cost us more, which may require us to replace them with other sources. While we believe that we will be able to secure additional or alternate sources or develop our own replacements for most of our components, there is no assurance that we will be able to do so quickly or at all. Additionally, we may be unsuccessful in our efforts to negotiate with existing suppliers to obtain cost reductions and avoid unfavorable changes to terms, source less expensive suppliers for certain parts and redesign certain parts to make them less expensive to produce. Any of these occurrences would harm our business, prospects, financial condition and operating results.

As the scale of our equipment production increases, we will also need to accurately forecast, purchase, warehouse and transport components to our manufacturing facilities. If we are unable to accurately match the timing and quantities of component purchases to our actual needs or successfully implement inventory management and other systems to accommodate the increased complexity in our supply chain and parts management, we may incur unexpected production disruption, storage, transportation and write-off costs, which would harm our business and operating results.

In 2021, we entered into a commercial arrangement with Quanta, a leading specialized contracting services company with one of the largest skilled labor forces in North America. We intend to utilize Quanta as our construction partner in certain markets, either to build all or a portion of the network in those markets directly or to project manage the network construction. To date, we have only utilized Quanta in the Columbus market. As a result, we do not know whether we will achieve some or all of the benefits of leveraging Quanta’s expertise in our future market expansion. If our arrangement with Quanta does not yield the benefits that we anticipate, it could negatively impact our ability to expand our services to new markets in a cost-effective and efficient manner, which could have a material adverse effect on our growth, results of operations and financial condition.

If we are unsuccessful in maintaining successful relationships with AEPV, Quanta or any of our other strategic commercial partners, or if we are unable to develop similar relationship with new strategic commercial partners, our ability to grow our existing business, expand to new markets or to grow our revenues could be impaired and our operating results may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased customer usage of our services or increased revenues.

Our exposure to the economic conditions of our current and potential customers, vendors and third parties could adversely affect our cash flow, results of operations and financial condition.

We are exposed to risks associated with the economic conditions of our current and potential customers, the potential financial instability of our customers and their financial ability to pay for our service. If there were a general economic downturn, we may experience increased cancelations or non-payment by our customers. In addition, our ability to gain new customers is dependent to some extent on growth in occupied housing in our service areas, which is influenced by both national and local economic conditions. These events may adversely affect our cash flow, results of operations and financial condition if a downturn were to occur.

In addition, we are susceptible to risks associated with the potential financial instability of the vendors and third parties on which we rely to provide products and services or to which we outsource certain functions. The same economic conditions that may affect our customers, as well as volatility and disruption in the capital and credit markets, also could adversely affect vendors and third parties and lead to significant increases in prices, reduction in output or the bankruptcy of our vendors or third parties upon which we rely. Any interruption in the services provided by our vendors or by third parties could adversely affect our cash flow, results of operation and financial condition.

A significant portion of our costs and expenses are fixed, and we may not be able to adapt our cost structure to offset declines in our revenue.

A significant portion of our expenses are fixed and do not vary proportionately with fluctuations in revenues. In markets in which we provide our service we lease space on vertical assets like buildings and towers to attach our operating equipment under long-term leases that, with very limited exceptions, do not contain early termination provisions. Our leases generally provide for fixed monthly payments. In addition, to provide our service we lease access to fiber to connect our equipment to the internet. These leases require us to pay for access to the leased fiber regardless of whether we use the fiber or not. As a result, if we do not have sufficient customers in a market, our fixed costs in a market may exceed our revenue in that market.

International expansion of our business would expose us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States.

Our financial and operational projections do not anticipate international expansion. However, if we do expand internationally, we will become subject to the laws and regulations of the foreign jurisdictions in which we operate. The varying laws and rapidly changing regulations may impact our operations and ability to ensure compliance. Failure by us to comply with the evolving regulatory framework in any jurisdiction could have a material adverse effect on our business, financial condition and results of operations.

Seasonality may cause fluctuations in our sales and results of operations.

Our business is subject to some seasonal and cyclical variations. Our results are impacted by the velocity of residential moving, and there may be seasonality of such velocity for certain market segments, including college students living in off campus housing. Our capital expenditures and working capital may also be subject to seasonality based on regional weather and natural events that may impact our ability to construct the network in certain circumstances.

The ongoing COVID-19 pandemic could materially affect our financial condition and results of operations.

COVID-19 and measures to prevent its spread, may have a material adverse impact on our business, financial condition and results of operations. The severity and timing of the impact will depend on a number of factors, including the level and rapidity of infection, duration of containment measures, changes in consumer spending patterns, measures imposed or taken by governmental authorities in response to the pandemic, macroeconomic conditions in our markets and negative effects on the financial condition of our customers.

Under difficult economic conditions, including prolonged unemployment and employment furloughs, demand for our products and services could decline and some customers may be unable or unwilling to pay for our products and services, especially when or if not otherwise offset by federal government support. The occupancy rates in some apartment buildings may decline significantly, particularly in buildings where the population has an alternative housing location such as a second home or parental housing. Additionally, in order to prioritize the demands of the business, we may delay certain capital investments or in other new initiatives, products or services, which may adversely affect our business in the future. If these events occur and were to continue, our revenue may be reduced materially which could result in reduced operating margins and a reduction in cash flows.

Governmental and non-governmental initiatives to reduce the transmission of COVID-19, such as the imposition of restrictions on work and public gatherings and the promotion of social distancing, along with new government service, collection, have impacted and could continue to impact our operations and financial results. Our suppliers and vendors also may be affected by such measures in their ability to provide products and services to us and these measures could also make it more difficult for us to serve our customers.

During 2019 and 2020, some vertical asset owners implemented restrictions on our ability to enter their buildings to perform construction work to install our equipment on their premises in an attempt to limit the transmission of COVID-19. Similarly, some owners and property managers of apartment buildings implemented restrictions on our ability to enter their buildings to market our service to residents of the buildings. If these restrictions are implemented in the future, our network deployment, network coverage, subscriber growth and subscriber penetration could be lower than we project.

Also, the impact that the COVID-19 pandemic may have on our business, financial condition and results of operations could exacerbate the other risks identified in this section.

We rely on network and information systems and other technology, and a disruption or failure of such networks, systems or technology as a result of cybersecurity incidents, as well as outages, natural disasters (including extreme weather), terrorist attacks, accidental releases of information or similar events, may disrupt our business.

Physical and electronic networks and information systems and other technologies are critical to our operating activities, both to internal uses and in supplying services to our customers. Network or information system shutdowns or other service disruptions caused by cyber-attacks, such as distributed denial of service attacks, ransomware, dissemination of malware and other malicious activity, pose increasing risks. Both unsuccessful and successful cyber-attacks on companies, including ours, have continued to increase in frequency, scope and potential harm in recent years and, because the techniques used in such attacks have become more sophisticated and change frequently, we may be unable to anticipate these techniques or implement adequate preventative measures. From time to time, third parties make malicious attempts to access our network or the networks of third-party vendors we use. Cyber-attacks could result in an unauthorized release of information, degradation to our network and information systems or disruption to our services, all of which could adversely affect our reputation and results of operations.

Our network and information systems are also vulnerable to damage or interruption from power outages, natural disasters (including extreme weather arising from short-term weather patterns or any long-term changes), pandemics, terrorist attacks and similar events, and the individuals responsible for such systems may also be imperiled by certain such events. Any of these events could have an adverse impact on us or our customers in the future, including degradation of service, service disruption, excessive call volume to call centers and damage to our or our customers’ equipment and data. Large expenditures may be necessary to repair or replace damaged property, networks or information systems or to protect them from similar events in the future.

Risks Related to Government Regulation and Litigation

Our business is subject to extensive governmental legislation and regulation, which could adversely affect our business, increase our operational and administrative expenses and limit our revenues.

Regulation of the broadband industry can increase broadband providers’ operational and administrative expenses and limit their revenues. Broadband providers are subject to numerous laws and regulations including those covering net neutrality and transparency, data protection and customer and employee privacy, and infrastructure siting and permitting.

Many aspects of these regulations are currently the subject of judicial proceedings and administrative or legislative proposals. There are also efforts to amend or expand the federal, state and local regulation of broadband, which may compound the regulatory risks we already face, and proposals that might make it easier for our employees to unionize. The Permanent Internet Tax Freedom Act prohibits many taxes on internet access service, but certain states and localities are considering new taxes and fees on cable, broadband and telecommunications services that could increase operating expenses. Certain states are also considering adopting energy efficiency regulations governing the operation of equipment that we use, which could constrain innovation. Congress periodically considers whether to rewrite the entire Communications Act to account for changes in the communications marketplace or to adopt more focused changes. Congress has in the past considered, and continues to consider, additional regulations on broadband providers to address specific consumer or customer issues. In response to recent data breaches and increasing concerns regarding the protection of consumers’ personal information, Congress, states and regulatory agencies are considering the adoption of new privacy and data security laws and regulations that could result in additional privacy, as well as network and information security, requirements for our business. These new laws, as well as existing legal and regulatory obligations, could require significant expenditures.

As a winner in the RDOF auction, we have a long form application currently pending before the FCC. The FCC may deny the application in whole or in part, which will reduce the amount of regulatory revenue we project over the next decade. In addition, if the long-form application is granted, we will be subject to significant state and federal regulations governing the construction of our required network and the services that we must offer; there is a risk that these rules and requirements may change, and a risk that we fail to construct the required network within the required time frames.

Increasing regulation of our internet-based products and services could adversely affect our ability to provide new products and services.

On February 26, 2015, the FCC adopted a new “net neutrality” or open internet order (the “2015 Order”) that: (1) reclassified broadband internet access service from an information service to a Title II common carrier service, (2) applied certain existing Title II provisions and associated regulations to broadband internet access services; (3) forbore from applying a range of other existing Title II provisions and associated regulations, but to varying degrees indicated that this forbearance may be only temporary and (4) issued new rules expanding disclosure requirements and prohibiting blocking, throttling, paid prioritization and unreasonable interference or disadvantage with the ability of end users and edge providers to reach each other. The 2015 Order also subjected broadband providers’ internet traffic exchange rates and practices to potential FCC oversight and created a mechanism for third parties to file complaints regarding these matters. While we strive to comply with the measures adopted in the 2015 Order, to the extent they are still applicable or are reintroduced in the future, the 2015 Order could have had a material adverse impact on our business by limiting our ability to manage our systems beyond what we do today. In December 2017, the FCC adopted an order (the “2017 Order”) that in large part reversed the 2015 Order and reestablished the “information service” classification for broadband services. The 2017 Order was affirmed in part on appeal in October 2019 insofar as it classified broadband internet access services as information services subject to lesser federal regulation. However, the 2017 Order was also vacated in part on appeal insofar as it preempted states from subjecting broadband internet access services to any requirements more stringent than the federal requirements. As a result, the precise extent to which state rules may impose such requirements on broadband internet access service providers is not fully settled. Additionally, Congress and some states are considering legislation that may codify “net neutrality” rules, which could include prohibitions on blocking, throttling and prioritizing internet traffic. A number of states, including California, have adopted legislation and/or executive orders that apply “net neutrality” rules to internet service providers. The California legislation is currently being challenged in court. Additionally, the FCC may revisit the appropriate regulatory classification of broadband in 2022.

While regulatory reclassification by itself would not materially harm our ability to provide broadband service, it may restrict our unplanned ability to enter new market segments or offer new services that may be permitted today.

Offering telephone services will subject us to additional federal and state regulatory burdens, causing us to incur additional costs, and changes may require us to modify existing services, potentially increase our costs or prices we charge customers and otherwise harm our business.

We will offer interconnected Voice over Internet Protocol (“VoIP”) telephone services over our broadband network through a third party. The FCC has ruled that competitive telephone companies that support VoIP services, such as those that we will offer to our customers, are entitled to interconnect with incumbent providers of traditional telecommunications services, which ensures that our VoIP services can operate in the market. However, the scope of these interconnection rights is being reviewed in a current FCC proceeding, which may affect our ability to compete in the provision of telephony services or result in additional costs.

The FCC has already extended certain traditional telecommunications requirements, such as E-911, Universal Service Fund (“USF”) contributions, Communications Assistance for Law Enforcement Act (“CALEA”) compliance, measures to protect Customer Proprietary Network Information, certain levels of access users with disabilities, number porting, battery back-up, network outage reporting, rural call completion reporting, illegal robocall mitigation and other regulatory requirements. If additional telecommunications regulations are applied to our VoIP service, it could cause us to incur additional costs and may otherwise materially adversely impact our operations with respect to our VoIP service.

Expanding our offering of these services may require us to obtain certain authorizations, including federal and state authorizations. We may not be able to obtain such authorizations in a timely manner, or conditions could be imposed upon such authorizations that may not be favorable to us. Furthermore, state regulations and federal regulations may require us to contribute to state universal service and related programs, pay E-911 surcharges and pay other surcharges and fees that fund various programs. We may pass USF fees, E-911 fees and Telecommunications Relay Services and other surcharges through to our customers, which may result in our subscriptions becoming more expensive or require that we absorb these costs. Furthermore, in the future, state public utility commissions may expand their jurisdiction over interconnected VoIP services to regulate the rates that we may charge, which may materially impact our ability to economically provide VoIP service.

The failure of our platform and products to comply, or delays in compliance, with various existing and evolving regulations could delay or interrupt our introduction of new products, subject us to fines or other imposed penalties, or harm our reputation, any of which would have a material adverse effect on our business, financial condition or operating results.

We may be materially adversely affected by regulatory, legal and economic changes relating to our physical facilities.

Our systems depend on physical facilities, including transmitting equipment that we install on vertical assets and transceiving equipment that we install on customer premises. The placement of the transmitting equipment is subject to federal, state and local regulations. In some cases, portions of our physical facilities occupy public rights-of-way and are subject to local ordinances and governmental regulations. Other portions occupy private property under express or implied easements. No assurances can be given that we will be able to maintain and use our facilities in their current locations and at their current costs. Changes in governmental regulations or changes in these relationships could have a material adverse effect on our business and our results of operations.

We may be liable for the material that content providers distribute over our networks.

The law in most cases limits the liability of private network operators for information carried on, stored on or disseminated through their networks. However, these limitations on liability are subject to certain exceptions and the contours of those exceptions are not fully settled. Among other things, the limitation of copyright liability for network operators with respect to materials transmitted over their networks is conditioned upon the network operators’ terminating the accounts of repeat infringers in certain circumstances, and the law is unsettled as to the circumstances in which such termination is required to maintain the operator’s limitation of liability. As such, we could be exposed to legal claims relating to content disseminated on our networks and/or asserting that we are not eligible for statutory limitations on liability for network operators with respect to such content. Claims could involve matters such as defamation, invasion of privacy or copyright infringement. If we need to take costly measures to reduce our exposure to these risks or are required to defend ourselves against such claims, our business, reputation, financial condition and results of operations could be materially adversely affected.

Unfavorable outcomes in legal proceedings in which we may be involved may adversely affect our business and operating results.

We may become involved in legal proceedings such as intellectual property, consumer, employment, contractual and other litigation that may arise from time to time in the course of our business. We may also be affected by legal proceedings between third parties (such as challenges to spectrum auctions, subsidy programs or intellectual property disputes between third parties). Litigation is inherently unpredictable, and the outcome of some of these proceedings and other contingencies could require us to take or refrain from taking actions which could adversely impact our business or could result in excessive verdicts. Additionally, involvement in these lawsuits and related inquiries and other proceedings may involve significant expense, divert management’s attention and resources from other matters and negatively affect our reputation.

Unfavorable legislative outcomes may adversely affect our industry, our business and our operating results.

Generally as a new entrant competitive provider, legislative outcomes are likely to have a positive or neutral impact, however, there may be circumstances where legislative outcomes at the federal or state level may adversely affect our business or operating results. For example, while unlikely, a federal law that requires the regulation of our rates. Legislation that provides federal or state subsidies for new broadband networks could adversely affect our business to the extent we do not capture such subsidies and they are instead awarded to a competing provider for an area in which we are, or will be, operating a portion of our network.

Risks Related to Information Technology, Cybersecurity and Intellectual Property

We rely on network and information systems for our operations and a disruption or failure of, or defects in, those systems may disrupt our operations, damage our reputation with customers and adversely affect our results of operations.

Network and information systems are essential to our ability to conduct our business and deliver our services to our customers. While we, and our vendors, have in place multiple security systems designed to protect against intentional or unintentional disruption, failure, misappropriation or corruption of our network and information systems, there can be no assurance that our efforts, or our vendors’ efforts, to protect our network and information systems will prevent any of the problems identified above. A problem of this type might be caused by events such as computer hacking, computer viruses, worms and other destructive or disruptive software, “cyber-attacks,” phishing attacks and other malicious activity, defects in the hardware and software comprising our network and information systems, as well as natural disasters, power outages, terrorist attacks and similar events. Such events could have an adverse impact on us and our customers, including degradation of service, service disruption, excessive call volume to call centers, theft and damage to our plant, equipment and data, costs associated with remediation, notification and potential damages to third parties affected by such malicious activities. Operational or business delays may result from the disruption of network or information systems and the subsequent remediation activities. Moreover, these events may create negative publicity resulting in reputation or brand damage with customers and our results of operations could suffer.

We also use certain vendors to supply some of the hardware, software and support of our network, some of which have been customized or altered to fit our business needs. Certain of these vendors and suppliers may have leverage over us considering that there are limited suppliers of certain products and services, or that there is a long lead time and/or significant expense required to transition to another provider. In addition, some of these vendors and suppliers do not have a long operating history or may not be able to continue to supply the equipment and services we desire. Some of our hardware, software and operational support vendors and some of our service providers represent our sole source of supply or have, either through contract or as a result of intellectual property rights, a position of some exclusivity. In addition, because of the pace at which technological innovations occur in our industry, we may not be able to obtain access to the latest technology on reasonable terms. Any delays or the termination or disruption in these relationships as a result of contractual disagreements, operational or financial failures on the part of our vendors and suppliers, or other adverse events that prevent such vendors and suppliers from providing the equipment or services we need, with the level of quality we require, in a timely manner and at reasonable prices, could result in significant costs to us and have a negative effect on our ability to provide services and rollout advanced services. Our ability to replace such vendors and suppliers may be limited and, as a result, our business, financial condition, results of operations and liquidity could be materially adversely affected.

Cyber security risks, data loss or other breaches of our network security could materially harm our business and results of operations, and the processing, storage, use and disclosure of personal or sensitive information could give rise to liabilities and additional costs as a result of governmental regulation, litigation and conflicting legal requirements relating to personal privacy rights.

Network and information systems technologies are critical to our operating activities, both for our internal uses, such as network management and supplying services to our customers, including customer service operations and programming delivery. Network or information system shutdowns or other service disruptions caused by events such as computer hacking, phishing, dissemination of computer viruses, worms and other destructive or disruptive software, “cyber-attacks,” process breakdowns, denial of service attacks and other malicious activity pose increasing risks. Both unsuccessful and successful “cyber-attacks” on companies have continued to increase in frequency, scope and potential harm in recent years. While we develop and maintain systems seeking to prevent systems-related events and security breaches from occurring, the development and maintenance of these systems is costly and requires ongoing monitoring and updating as techniques used in such attacks become more sophisticated and change frequently. We, and the third parties on which we rely, may be unable to anticipate these techniques or implement adequate preventive measures. While from time to time attempts have been made to access our network, these attempts have not as yet resulted in any material release of information, degradation or disruption to our network and information systems.

Our network and information systems are also vulnerable to damage or interruption from power outages, telecommunications failures, accidents, natural disasters (including extreme weather arising from short-term or any long-term changes in weather patterns), terrorist attacks and similar events. Our system redundancy may be ineffective or inadequate, and our disaster recovery planning may not be sufficient for all eventualities.

Any of these events, if directed at, or experienced by, us or technologies upon which we depend, could have adverse consequences on our network, our customers and our business, including degradation of service, service disruption, excessive call volume to call centers and damage to our or our customers’ equipment and data. Large expenditures may be necessary to repair or replace damaged property, networks or information systems or to protect them from similar events in the future. Moreover, the amount and scope of insurance that we maintain against losses resulting from any such events or security breaches may not be sufficient to cover our losses or otherwise adequately compensate us for any disruptions to our business that may result. Any such significant service disruption could result in damage to our reputation and credibility, customer dissatisfaction and ultimately a loss of customers or revenue. Any significant loss of customers or revenue, or significant increase in costs of serving those customers, could adversely affect our growth, financial condition and results of operations.

Furthermore, our operating activities could be subject to risks caused by misappropriation, misuse, leakage, falsification or accidental release or loss of information maintained in our information technology systems and networks and those of our third-party vendors, including customer, personnel and vendor data. We provide certain confidential, proprietary and personal information to third parties in connection with our business, and there is a risk that this information may be compromised.

We process, store and transmit large amounts of data, including the personal information of our customers. Ongoing increases in the potential for misuse of personal information, the public’s awareness of the importance of safeguarding personal information, and the volume of legislation that has been adopted or is being considered regarding the protection, privacy and security of personal information have resulted in increases to our information-related risks. We could be exposed to significant costs if such risks were to materialize, and such events could damage our reputation, credibility and business and have a negative impact on our revenue. We could be subject to regulatory actions and claims made by consumers in private litigations involving privacy issues related to consumer data collection and use practices. We also could be required to expend significant capital and other resources to remedy any such security breach.

If we experience a significant data security breach or fail to detect and appropriately respond to a significant data security breach, our results of operations and reputation could suffer.

In the ordinary course of our business, we electronically maintain confidential, proprietary and personal information in our information technology systems and networks and those of third-party vendors, including customer, personnel and vendor data. These systems may be targets of attack by cyber criminals or other wrongdoers seeking to steal such information for financial gain or to harm our business operations or reputation. The loss, misuse, compromise, leakage, falsification or accidental release of such information has resulted, and may in the future result, in costly investigations, remediation efforts and notification to affected consumers, personnel and/or vendors. Cyber-attacks may in the future consume internal resources, and they could also adversely affect our operating results and result in government investigations, fines and penalties, litigation or potential liability for us and otherwise harm our business.

Various federal, state and international laws and regulations govern the collection, use, retention, sharing and security of consumer data and sensitive personal information that could be used to commit identity theft. This area of the law is evolving, and interpretations of applicable laws and regulations differ. Legislative and regulatory activity in the privacy area may result in new laws that are relevant to our operations, for example, use of consumer data for marketing or advertising. Claims of failure to comply with our privacy policies or applicable laws or regulations could form the basis of governmental or private-party actions against us. Such claims and actions may cause damage to our reputation and could have an adverse effect on our business.

We also are subject to stringent data security and data retention requirements that apply to website operators and online services directed to children under 13 years of age, or that knowingly collect or post personal information from children under 13 years of age. Other privacy-oriented laws have been extended by courts to online video providers and are increasingly being used in privacy lawsuits, including class actions, against providers of video materials online. Most states have security breach notification laws that generally require a business to give notice to consumers and government agencies when certain information has been disclosed due to a security breach, and the FCC has adopted security breach rules for voice services. Several states have also enacted general data security requirements to safeguard consumer information, including the proper disposal of consumer information. We cannot predict whether, when or to what extent these obligations may impose costs on or otherwise adversely affect our business.

Our fraud detection processes and information security systems may not successfully detect all fraudulent activity by third parties aimed at our employees or customers, which could adversely affect our reputation and business results.

Third-party actors have attempted in the past, and may attempt in the future, to conduct fraudulent activity by engaging with our customers. Though we have sophisticated fraud detection processes and have taken other measures to identify fraudulent activity on our mobile applications, websites and internal systems, we may not be able to detect and prevent all such activity. Similarly, the third parties we use to effectuate these transactions may fail to maintain adequate controls or systems to detect and prevent fraudulent activity. Persistent or pervasive fraudulent activity may cause customers and partners to lose trust in us and decrease or terminate their usage of our products, or could result in financial loss, thereby harming our business and results of operations.

We may fail to adequately protect our intellectual property rights or may be accused of infringing upon intellectual property rights of third parties.

We rely on our patents, copyrights, trademarks and trade secrets, as well as licenses and other agreements with our vendors and other parties, to use our technologies, conduct our operations and sell our products and services. Our intellectual property rights may be challenged and invalidated by third parties and may not be strong enough to provide meaningful commercial competitive advantage. Third parties have in the past, and may in the future, assert claims or initiate litigation related to exclusive patent, copyright, trademark and other intellectual property rights to technologies and related standards that are relevant to us. Because of the existence of a large number of patents in the networking field, the secrecy of some pending patents and the rapid rate of issuance of new patents, we believe it is not possible to determine in advance whether a product or any of its components infringes or will infringe on the patent rights of others. Asserted claims and/or initiated litigation can include claims against us or our manufacturers, suppliers or customers, alleging infringement of their proprietary rights with respect to our existing or future products and/or services or components of those products and/or services.

Regardless of the merit of these claims, they can be time-consuming, result in costly litigation and diversion of technical and management personnel, or require us to modify our business, develop a non-infringing technology, be enjoined from use of certain intellectual property, use alternate technology or enter into license and royalty agreements. There can be no assurance that licenses will be available on acceptable terms and conditions, if at all, or that our indemnification by our suppliers will be adequate to cover our costs if a claim were brought directly against us or our customers. Furthermore, because of the potential for high court awards that are not necessarily predictable, it is not unusual to find even arguably unmeritorious claims settled for significant amounts. If any infringement or other intellectual property claim made against us by any third party is successful, if we are required to indemnify a customer with respect to a claim against the customer, or if we fail to modify our business, develop non-infringing technology, use alternate technology or license the proprietary rights on commercially reasonable terms and conditions, our business, financial condition and results of operations could be materially adversely affected.

Intellectual property and proprietary rights of others could prevent us from using necessary technology to provide our services or subject us to expensive intellectual property litigation.

We have in the past received claims from third parties alleging that our network technology infrastructure infringes the intellectual property rights of others. We may continue to be subject to similar claims as they relate to our business. Addressing these claims is a time-consuming and expensive endeavor, regardless of the merits of the claims. In order to resolve such a claim, we could determine the need to change our method of doing business, enter into a licensing agreement or incur substantial monetary liability. It is also possible that our business could be enjoined from using the intellectual property at issue, causing us to significantly alter our operations. If any such claims are successful, then the outcome would likely affect our services utilizing the intellectual property at issue and could have a material adverse effect on our operating results.

Risks Related to Our Financial Reporting

Our management has limited experience in operating a public company.

Our executive officers have some, but relatively limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage our transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of the post-combination company. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of public companies. Our management will need to continually assess our staffing and training procedures to improve our internal control over financial reporting. Further, the development, implementation, documentation and assessment of appropriate processes, in addition to the need to remediate any potential deficiencies, will require substantial time and attention from management. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company which will increase its operating costs in future periods.

We rely on assumptions, estimates and business data to calculate our key performance indicators and other business metrics, and real or perceived inaccuracies in these metrics may harm our reputation and negatively affect our business.

We use tools and manual processes to determine the households covered and households that are serviceable by our deployed network, and the related amount of capital expenditure necessary to cover the target households and provide service to the projected subscribers. This analysis involves estimates in some circumstances that, if inaccurate could affect the profitability of deployed network assets because they may provide service to fewer households than anticipated or require more capital expenditures than expected. Inaccuracies in network design may also result in fewer subscribers overall, and associated lower financial performance indicators. Our forward projections are based on an analysis of the total addressable market and include estimates on the amount of network coverage, network serviceability and subscriber penetration and churn rates that we may achieve. They also include estimates on the average revenue per user over time. Combined, inaccuracies in this data can affect our subscribers, revenue and associated financial metrics.

Our results of operations and financial condition are subject to management’s accounting judgments and estimates, as well as changes in accounting policies.

The preparation of our financial statements requires us to make estimates and assumptions affecting the reported amounts of our assets, liabilities, revenues and expenses. If these estimates or assumptions are incorrect, it could have a material adverse effect on our results of operations or financial condition. Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or fail to maintain an effective system of internal control over financial reporting, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.

We have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses relate to (i) the lack of maintaining a sufficient complement of accounting and financial reporting resources commensurate with our financial reporting requirements, (ii) the lack of maintaining an effective risk assessment process, which led to improperly designed controls, (iii) the lack of maintaining appropriate control activities to support the appropriate segregation of duties over the review of account reconciliations, manual journal entries and rights over access administrative controls and (iv) the failure to document, thoroughly communicate and monitor control processes and relevant accounting policies and procedures.

We have engaged a third-party consultant to assist us in the process of designing and implementing measures to improve our internal control over financial reporting to remediate these material weaknesses. Our remediation efforts are focused on (i) hiring of personnel with technical accounting and financial reporting experience; (ii) implementation of improved accounting and financial reporting processes; and (iii) implementation of systems to improve the completeness, timeliness and accuracy of our financial reporting. We believe the measures described above should remediate the material weaknesses identified and strengthen our internal control over financial reporting. The remediation initiatives outlined above are estimated to take place over the next 12 to 18 months. While we continue the challenging and costly process to implement our plan to remediate the material weaknesses, we cannot predict the success of such plan or the outcome of our assessment of this plan until the remediation initiatives have been completed and have been operating effectively for a sufficient period of time. We can give no assurance that these measures will remediate the deficiencies in internal control or that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that may lead to a restatement of our financial statements or cause us to fail to meet our reporting obligations.

As a public company, we will be required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for future annual reports on Form 10-K to be filed with the SEC. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm will also be required to attest to the effectiveness of our internal control over financial reporting in future annual reports report on Form 10-K to be filed with the SEC. We will be required to disclose changes made in our internal controls and procedures on a quarterly basis. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the applicable stock exchange or other regulatory authorities, which would require additional financial and management resources. We have begun the process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404 in the future, but we may not be able to complete our evaluation, testing and any required remediation in a timely fashion.

We are currently an “emerging growth company” and a “smaller reporting company” under the Securities Act, and to the extent we have taken advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in their periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparability of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which either (a)(i) the market value of the shares of our Class A Common Stock held by non-affiliates exceeds $250 million as of the prior June 30, and (ii) our annual revenue exceeded $100 million during such completed fiscal year, or (b) the market value of the shares of our Class A Common Stock held by non-affiliates exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred net losses since our inception and we may never achieve or sustain profitability. Generally, for U.S. federal income tax purposes, net operating losses incurred will carry forward. Net operating loss carryforwards generated prior to January 1, 2018, however, are subject to expiration for U.S. federal income tax purposes. As of December 31, 2021, we had federal net operating loss carryforwards of approximately $485.1 million, of which $49.5 million will begin to expire in 2034 and $435.6 million can be carried forward indefinitely. As of December 31, 2021, we had a total state net operating loss carryforward of $488.8 million, which will begin to expire in 2034.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership by certain shareholders over a three-year period, the corporation’s ability to use its pre-ownership change net operating loss carryforwards and other pre-ownership change tax attributes to offset its post-ownership change income or taxes may be limited. Similar provisions of state tax law may also apply to limit the use of our state net operating loss carryforwards and other state tax attributes. We have not performed an analysis to determine whether our past issuances of equity and other changes in our ownership may have resulted in one or more ownership changes. If it is determined that we have in the past experienced an ownership change, or if we undergo one or more ownership changes as a result of the transactions contemplated in connection with the Business Combination or future transactions in our stock, which may be outside our control, then our ability to use our net operating loss carryforwards and other tax attributes may be materially limited. As a result, even if we earn taxable income, we may be unable to use a material portion of our net operating loss carryforwards and other tax attributes, which could adversely affect our future cash flows. There is also a risk that regulatory changes, such as suspensions on the use of net operating losses or other unforeseen reasons, may result in our existing net operating loss carryforwards expiring or otherwise becoming unavailable to offset future taxable income. For these reasons, we may not be able to use a material portion of our net operating loss carryforwards and other tax attributes even if we attain profitability.

Risks Related to Our Liquidity and Capital Resources

We may need additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, and we cannot be sure that additional financing will be available.

Our business is capital intensive. Operating and maintaining our network requires significant amounts of cash payments to third parties. Capital expenditures were $68.9 million and $35.9 million for the years ended December 31, 2021 and 2020, respectively, and primarily included payments for customer premise equipment, network infrastructure, support and other costs.

The amount of capital raised through the Business Combination may not be enough to fund our anticipated network expansion and customer acquisition costs. As a result, we may be required to raise additional equity or debt capital, which we may not be able to do on favorable terms or at all. If we raise additional equity capital it would dilute the ownership of our existing shareholders. If we raise additional debt capital it may place significant restrictions on our ability to operate in the manner we would like and require on-going interest payments that could place a strain on our liquidity. We expect our future capital expenditures to continue to be significant as we further expand our network and enhance our service offerings. We may have substantial future capital commitments in the form of long-term contracts that require substantial payments over a period of time. In the longer term, our ability to fund our operations, make planned capital expenditures, make scheduled payments on our indebtedness and repay our indebtedness (to the extent any remains) depends on our future operating performance and cash flows and our ability to access the capital markets, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. Competition, market disruptions or deterioration in economic conditions could lead to lower demand for our products, as well as lower levels of advertising, and increased incidence of customers’ inability to pay for the services we provide. These events would adversely impact our results of operations, cash flows and financial position. As such, we may not be able to generate sufficient cash internally to fund anticipated capital expenditures, make ongoing interest payments and repay our indebtedness at maturity. Accordingly, we may have to do one or more of the following:

•	refinance existing obligations to extend maturities;

•	raise additional capital, through bank loans, debt or equity issuances or a combination thereof;

•	cancel or scale back current and future spending programs; or

•	sell assets or interests in one or more of our businesses.

However, we may not be able to refinance existing obligations or raise any required additional capital on terms acceptable to us or at all. Borrowing costs related to future capital raising activities may be significantly higher than our current borrowing costs and we may not be able to raise additional capital on favorable terms, or at all, if financial markets experience volatility. If we are unable to pursue our current and future spending programs, we may be forced to cancel or scale back those programs. Our choice of which spending programs to cancel or reduce may be limited. Failure to successfully pursue our capital expenditure and other spending plans could materially and adversely affect our ability to compete effectively. It is possible that in the future we may also engage in extraordinary transactions and such transactions could result in the incurrence of substantial additional indebtedness.

For the year ended December 31, 2021, our independent registered public accounting firm included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in this Annual Report on Form 10-K, and there can be no guarantee that we will continue as a going concern absent the ability to raise additional capital within the next 12 months.

The report from our independent registered public accounting firm for the year ended December 31, 2021 includes an explanatory paragraph stating that our losses and negative cash flows from operating activities since inception and the fact that we may be unable to remain in compliance with certain financial covenants required by our Credit Agreement, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors would lose part or all of their investment. Future reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. If there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, or at all, and our business may be harmed.

The Starry Credit Agreement contains restrictive and financial covenants that may limit our operating flexibility.

The Starry Credit Agreement contains certain restrictive covenants that either limit our ability to, or require a mandatory prepayment in the event we, among other things, incur additional indebtedness, issue guarantees, create liens on assets, make certain investments, merge with or acquire other companies, change business activities, pay dividends or make certain other restricted payments, transfer or dispose of assets, enter into transactions with affiliates and enter into various specified transactions. The Starry Credit Agreement also contains a financial covenant that requires us to maintain a minimum cash balance of $15 million at all times and certain financial reporting requirements. Our obligations under the Starry Credit Agreement are secured by all of our assets, with certain exceptions. We may not be able to generate sufficient liquidity or revenue to meet the financial covenant or pay the principal and interest when due. Furthermore, future working capital, borrowings or equity financing could be unavailable to repay or refinance the amounts outstanding under the Starry Credit Agreement. In the event of a liquidation, all outstanding principal and interest would have to be repaid prior to distribution of assets to unsecured creditors, and the holders of our Class A Common Stock.

If we are unable to comply with the restrictive and financial covenants in the Starry Credit Agreement, there would be a default under the terms of that agreement, and this could result in an acceleration of payment of funds that have been borrowed.

If we were unable to comply with the restrictive and financial covenants in the Starry Credit Agreement, there would be a default under the terms of that agreement. As a result, any borrowings under other instruments that contain cross-acceleration or cross default provisions may also be accelerated and become due and payable. If any of these events occur, there can be no assurance that we would be able to make necessary payments to the lenders or that we would be able to find alternative financing. Even if we were able to obtain alternative financing, there can be no assurance that it would be on terms that are acceptable.

Risks Related to Ownership of Our Securities

The price of our securities may be volatile.

The market price of our Class A Common Stock and warrants may fluctuate significantly, depending on many factors, some of which may be beyond our control, including:

•	actual or anticipated fluctuations in our operating results due to factors related to our business;

•	failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;

•	the failure of securities analysts to cover, or maintain coverage of, our Class A Common Stock;

•	issuance of new or updated research or reports by securities analysts or changed recommendations for the industry in general;

•	operating and share price performance of other companies in the industry or related markets;

•	the timing and magnitude of investments in the growth of the business;

•	success or failure of our business strategies;

•	our ability to obtain financing as needed;

•	announcements by us or our competitors of significant acquisitions, dispositions or strategic investments;

•	additions or departures of our key management or other personnel;

•	sales of substantial amounts of our common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur;

•	changes in capital structure, including future issuances of securities or the incurrence of deb

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	investor perception of us and our industry;

•	overall market fluctuations;

•	results from any material litigation or government investigation;

•	changes in laws and regulations (including tax laws and regulations) affecting our business;

•	changes in capital gains taxes and taxes on dividends affecting stockholders; and

•	general economic conditions and other external factors.

Low trading volume for our Class A Common Stock, which may occur if an active trading market is not sustained, among other reasons, would amplify the effect of the above factors on our stock price volatility.

Stock markets in general can experience volatility that is unrelated to the operating performance of a particular company. These broad market fluctuations could adversely affect the trading price of our Class A Common Stock and our warrants.

An active, liquid trading market for our securities may not develop or be sustained.

There can be no assurance that an active trading market for our Class A Common Stock and warrants will develop, or, if such a market develops, that we will be able to maintain an active trading market for those securities on the New York Stock Exchange (“NYSE”), The Nasdaq Stock Market LLC (“Nasdaq”) or any other exchange in the future. If an active market for our securities does not develop or is not maintained, or if we fail to satisfy the continued listing standards of the NYSE for any reason and our securities are delisted, it may be difficult for our securityholders to sell their securities without depressing the market price for the securities or at all. An inactive trading market may also impair our ability to both raise capital by selling shares of capital stock, attract and motivate employees through equity incentive awards and acquire other companies, products or technologies by using shares of capital stock as consideration.

We do not intend to pay cash dividends for the foreseeable future.

The timing, declaration, amount and payment of future dividends to stockholders falls within the discretion of our board of directors (the “Board”). Our Board’s decisions regarding the amount and payment of future dividends will depend on many factors, including our financial condition, earnings, capital requirements of our business and covenants associated with debt obligations, as well as legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant. There can be no assurance that we will continue to pay any dividend in the future.

Future resales of our Class A Common Stock may cause the market price of our securities to drop significantly, even if our business is doing well.

Subject to certain exceptions, FirstMark Horizon Sponsor LLC (the “Sponsor”), those receiving our Class A Common Stock as consideration pursuant to the Merger Agreement and our directors, officers and employees receiving our Class A Common Stock upon the settlement or exercise of warrants, stock options or other equity awards outstanding immediately following the closing of the Business Combination, will be restricted from selling or transferring any of their respective shares of our Class A Common Stock (not including the shares of our Class A Common Stock issued in the sale of the PIPE Shares pursuant to the terms of their respective subscription agreements). In the case of the shares that are restricted pursuant to our bylaws, such restrictions end on the date that is 180 days after the closing of the Business Combination. In the case of the shares restricted pursuant to the sponsor support agreement, by and among FirstMark, the holders of FirstMark’s Class B common stock (the “Initial Stockholders”), Starry and Starry Group, dated as of October 6, 2021 (the “Sponsor Support Agreement”), each Initial Stockholder agreed that such Initial Stockholder shall not transfer any shares of our common stock during the period commencing immediately after the Acquisition Merger Effective Date and ending upon the earlier to occur of (x) 8:00 a.m. Eastern Time on the date that is 12 months after (and excluding) the Acquisition Merger Effective Date and (y) the occurrence of an Earnout Triggering Event (as defined therein) without our prior written consent, subject to certain permitted transfers as provided in the Sponsor Support Agreement.

However, following the expiration of the applicable lock-up period, such equity holders will not be restricted from selling shares of our Class A Common Stock held by them, other than by applicable securities laws. Additionally, the purchasers of the PIPE Shares will not be restricted from selling any of their shares of our Class A Common Stock, other than by applicable securities laws. As such, sales of a substantial number of shares of our Class A Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A Common Stock. As restrictions on resale end and registration statements (to provide for the resale of such shares from time to time) are available for use, the sale or possibility of sale of these shares could have the effect of increasing the volatility in the market price of our Class A Common Stock, and the market price of our Class A Common Stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

The provisions of our amended and restated certificate of incorporation requiring exclusive forum in the Court of Chancery of the State of Delaware and the federal district courts of the United States for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated certificate of incorporation provides that, to the fullest extent permitted by law, and unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, in the event that the Chancery Court does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) and any appellate court thereof will be the sole and exclusive forum for (i) any derivative action, suit or proceeding brought on behalf of us, (ii) any action, suit or proceeding asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, stockholder or employee of ours to us or our stockholders, (iii) any action, suit or proceeding arising pursuant to any provision of the Delaware General Corporation Law, as amended (the “DGCL”) or our bylaws or certificate of incorporation (as each may be amended from time to time), (iv) any action, suit or proceeding as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware or (v) any action, suit or proceeding asserting a claim against us or any current or former director, officer or stockholder governed by the internal affairs doctrine.

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, both state and federal courts have jurisdiction to entertain such Securities Act claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act; however, there is uncertainty as to whether a court would enforce such provision, and investors cannot waive compliance with federal securities laws and the rules and regulations thereunder. Notwithstanding the foregoing, our amended and restated certificate of incorporation provides that the exclusive forum provision will not apply to suits brought to enforce any cause of action arising under the Securities Act, any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.

These provisions may have the effect of discouraging lawsuits against our directors and officers. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in such action.

We cannot predict the impact our multi-class structure may have on the stock price of our Class A Common Stock.

We cannot predict whether our multi-class structure will result in a lower or more volatile market price of our Class A Common Stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indexes. S&P Dow Jones and FTSE Russell have announced changes to their eligibility criteria for inclusion of shares of public companies on certain indices, including the S&P 500, pursuant to which companies with multiple classes of shares of common stock are excluded. In addition, several stockholder advisory firms have announced their opposition to the use of multiple class structures. As a result, the multi-class structure of our common stock may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any such exclusion from indices or any actions or publications by stockholder advisory firms critical of our corporate governance practices or capital structure could adversely affect the value and trading market of our Class A Common Stock.

Our co-founder and Chief Executive Officer controls a significant percentage of our voting power and will be able to exert significant control over the direction of our business.

Immediately following the Acquisition Merger Effective Date, Chaitanya Kanojia, our co-founder and Chief Executive Officer held shares of our Class A Common Stock that will entitle him to one vote per share and shares of our Class X Common Stock that will entitle him to 20 votes per share of our Class X Common Stock until a sunset date. Immediately following the Acquisition Merger Effective Date, he beneficially owned shares representing approximately 58.1% of the voting power of our common stock despite holding only approximately 13.8% of our total common stock.

Accordingly, for so long as Mr. Kanojia continues to control a significant percentage of the voting power of our common stock, he will be able to significantly influence the composition of our Board and management and the approval of actions requiring stockholder approval. The concentration of ownership could also deprive you of an opportunity to receive a premium for your shares of our Class A Common Stock as part of a sale of us and ultimately might affect the market price of our Class A Common Stock.

Because we will be a “controlled company” within the meaning of the NYSE rules, our stockholders may not have certain corporate governance protections that are available to stockholders of companies that are not controlled companies.

So long as more than 50% of the voting power for the election of our directors is held by an individual, a group or another company, we will qualify as a “controlled company” within the meaning of the NYSE corporate governance standards. Immediately following the completion of the Business Combination, Chaitanya Kanojia controlled more than 50% of the voting power of our common stock. As a result, we are a “controlled company” within the meaning of the NYSE corporate governance standards and are not subject to the requirements of the applicable exchange that would otherwise require us to have: (i) a majority of independent directors; (ii) a compensation committee comprised solely of independent directors; (iii) a nominating committee comprised solely of independent directors; and (iv) director nominees selected, or recommended for our Board’s selection, by the nominating committee. To the extent we rely on any of these exemptions, holders of our Class A Common Stock will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE. Mr. Kanojia may have his interest in us diluted due to future equity issuances or his own actions in selling shares of our common stock, in each case, which could result in a loss of the “controlled company” exemption under the NYSE listing rules. We would then be required to comply with those provisions of the NYSE listing requirements.

Delaware law and our amended and restated certificate of incorporation and bylaws contain certain provisions, including anti-takeover provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

Our amended and restated certificate of incorporation and bylaws, and the DGCL, contain provisions that could have the effect of rendering more difficult, delaying or preventing an acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our Class A Common Stock, and therefore depress the trading price. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the incumbent members of our Board or taking other corporate actions, including effecting changes in our management. Among other things, our amended and restated certificate of incorporation and bylaws include provisions that:

•

authorize our Class X Common Stock that will entitle Chaitanya Kanojia, our Chief Executive Officer and founder, to 20 votes per share of such stock until the Sunset Date (as defined in our amended and restated certificate of incorporation);

•	provide or a classified board of directors with staggered, three-year terms;

•

permit our Board to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquire;

•	prohibit cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•	limit the liability of, and provide for the indemnification of, our directors and officers;

•

permit our Board to amend our bylaws, which may allow our Board to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend our bylaws to facilitate an unsolicited takeover attempt;

•	require a supermajority vote of stockholders to amend certain provisions of our amended and restated certificate of incorporation and a supermajority vote of stockholders in order to amend our bylaws;

•	limit our ability to engage in business combinations with certain interested stockholders without certain approvals; and

•

mandate advance notice procedures with which stockholders must comply in order to nominate candidates to our Board or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our Board and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our Board or management.

If analysts do not publish research about our business or if they publish inaccurate or unfavorable research, the price and trading volume of our securities could decline.

The trading market for our securities depends in part on the research and reports that analysts publish about our business. We do not have any control over these analysts, and the analysts who publish information about us may have relatively little experience with us or our industry, which could affect their ability to accurately forecast our results and could make it more likely that we fail to meet their estimates. If few or no securities or industry analysts cover us, the trading price for our securities would be negatively impacted. If one or more of the analysts who covers us downgrades our securities, publishes incorrect or unfavorable research about us, ceases coverage of us, or fails to publish reports on us regularly, demand for and visibility of our securities could decrease, which could cause the price or trading volumes of our securities to decline.

We may be subject to securities class action litigation, which may harm our business and operating results.

Companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and damages and divert our management’s attention from other business concerns, which could seriously harm our business, results of operations, financial condition or cash flows.

We may also be called on to defend ourselves against lawsuits relating to our business operations. Some of these claims may seek significant damages amounts. Due to the inherent uncertainties of litigation, the ultimate outcome of any such proceedings cannot be accurately predicted. A future unfavorable outcome in a legal proceeding could have an adverse impact on our business, financial condition and results of operations. In addition, current and future litigation, regardless of its merits, could result in substantial legal fees, settlements or judgment costs and a diversion of our management’s attention and resources that are needed to successfully run our business.

We may redeem unexpired Public Warrants prior to their exercise at a time that is disadvantageous to you, thereby making such warrants worthless.

We have the ability to redeem outstanding warrants to purchase shares of our Class A Common Stock (the “Public Warrants”) at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant; provided that the last sale price of our Class A Common Stock equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) on each of 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which notice of such redemption is given. We will not redeem the Public Warrants unless an effective registration statement under the Securities Act covering our Class A Common Stock issuable upon exercise of the Public Warrants is effective and a current proxy statement/prospectus relating to those Class A Common Stock is available throughout the 30-day redemption period, except if the Public Warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the Public Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Public Warrants could force holders thereof to (i) exercise Public Warrants and pay the exercise price therefor at a time when it may be disadvantageous for such holder to do so, (ii) sell Public Warrants at the then-current market price when such holder might otherwise wish to hold Public Warrants or (iii) accept the nominal redemption price which, at the time the outstanding Public Warrants are called for redemption, is likely to be substantially less than the market value of such Public Warrants. None of the private placement warrants will be redeemable by us so long as they are held by their initial purchasers or their permitted transferees.

In addition, we may redeem warrants after they become exercisable for a number of our Class A Common Stock determined based on the redemption date and the fair market value of our Class A Common Stock. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the warrants are “out-of-the-money,” in which case holders thereof would lose any potential embedded value from a subsequent increase in the value of our Class A Common Stock had such warrants remained outstanding.

The Public Warrants may have an adverse effect on the market price of our Class A Common Stock.

FirstMark issued 13,800,000 Public Warrants as part of the units offered in the IPO and, simultaneously with the closing of the IPO, FirstMark issued in a private placement an aggregate of 6,853,333 private placement warrants, each exercisable to purchase one share of our Class A Common Stock at $11.50 per share. Such warrants, when exercised, will increase the number of issued and outstanding shares of our Class A Common Stock, reduce the value of our existing Class A Common Stock, result in dilution to our stockholders and increase the number of shares of Class A Common Stock eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our Class A Common Stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We lease 20,620 square feet of office space at our corporate headquarters in Boston, MA. We lease an additional 14,184 square feet of space in Boston, MA and 11,784 square feet of space in Lowell, MA used for manufacturing, warehousing and operations management. We also lease office and warehouse space for our local market teams in New York, NY (10,933 square feet); Secaucus, NJ (13,703 square feet); Arlington, VA (8,513 square feet); Columbus, OH (11,984 square feet); Centennial, CO (11,935 square feet); and Los Angeles, CA (10,700 square feet). We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion of our operations.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in legal or regulatory proceedings arising in the ordinary course of our business, including intellectual property claims and commercial contract disputes. In addition, with respect to employees and others, we face and could in the future face a wide variety of claims, including discrimination (for example, based on gender, age, race or religious affiliation), sexual harassment, privacy, labor and employment, ERISA and disability claims. Often these cases raise complex factual and legal issues, which are subject to risks and uncertainties and could require significant management time and corporate resources to defend, could result in significant media coverage and negative publicity, and could be harmful to our reputation and our brand. Although the outcome of these and other claims cannot be predicted with certainty, we are not currently a party to any litigation or regulatory proceeding that we expect to have a material adverse effect on our business, results of operations, financial conditions or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

On March 29, 2022, our Class A common stock and warrants began trading on the New York Stock Exchange under the symbols “STRY” and “STRY WS,” respectively. Prior to the consummation of the Business Combination, the Class A Common Stock, warrants and units of FirstMark, the public blank check company with which we merged in the Business Combination, were listed on the New York Stock Exchange under the symbols “FMAC”, “FMAC WS” and “FMAC.U,” respectively. There is no trading market for shares of our Class X Common Stock.

Holders

As of March 29, 2022, there were 361 holders of record of our Class A common stock and one holder of Class X common stock. The actual number of stockholders of our Class A common stock is greater than the number of record holders and includes stockholders whose Class A Common Stock or are held in street name by brokers and other nominees.

Dividend Policy

We have not paid any cash dividends on shares of our Class A common stock to date. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any dividends will be within the discretion of our board of directors.

Recent Sales of Unregistered Securities

On March 29, 2022, in conjunction with the Business Combination, the Company consummated the sale of 14,533,334 shares (the “PIPE Shares”) of Class A common stock to certain accredited investors pursuant to subscription agreements entered into on October 6, 2021 in conjunction with the Merger Agreement. The PIPE Shares were sold at a price of $7.50 per share and an aggregate purchase price of $109.0 million.

Also on March 29, 2022, in conjunction with the Business Combination, the Company consummated the sale of 4,133,333 shares (the “Series Z Shares”) of Series Z Preferred Stock to certain accredited investors affiliated with the Sponsor, pursuant to a subscription agreement entered into on October 6, 2021 in conjunction with the Merger Agreement and an additional subscription agreement entered into on March 25, 2022. The Series Z Shares were sold at a price of $7.50 per share and an aggregate purchase price of $31.0 million. The Series Z Shares were sold following the SPAC Merger and immediately prior to the Acquisition Merger. Upon the Acquisition Merger, each share of the then-outstanding Series Z Preferred Stock converted automatically into the right to receive shares of our Class A common stock on a one-for-one basis.

We issued the PIPE Shares and the Series Z Shares under Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act, as a transaction not requiring registration under Section 5 of the Securities Act. The parties receiving the securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution, and appropriate restrictive legends were affixed to the certificates representing the securities (or reflected in restricted book entry with our transfer agent). The parties also had adequate access, through business or other relationships, to information about the Company.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A, “Risk Factors” and other factors set forth in other parts of this Annual Report on Form 10-K. A discussion of the year ended December 31, 2020 compared to the year ended December 31, 2019 has been reported previously in our final prospectus filed pursuant to Rule 424(b)(4) (File No. 333-260847), filed with the SEC on February 15, 2022, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Starry.”

Overview

We have developed a unique and innovative solution to provide last mile fixed broadband using a proprietary fixed wireless technology stack operating in licensed spectrum. We design and build our own fixed wireless equipment, cloud-based network control plane and billing and operations support systems to run our network and provide our service. We deploy this technology across a variety of markets to provide a robust and competitively-priced broadband service to customers. The integration of our own technology and service delivery allows us to efficiently deploy new competitive broadband networks to connect communities across the country.

Since our inception, we have developed the technology, optimized the unit economics, acquired spectrum and deployed our network and acquired subscribers in Boston, Los Angeles, New York City, Denver, Washington, D.C., and Columbus.

Business Combination and Public Company Costs

On October 6, 2021, we entered into the Merger Agreement with FirstMark, Merger Sub and Starry. The Business Combination was consummated whereby: (a) on March 28, 2022, FirstMark merged with and into Starry Group, with Starry Group surviving the SPAC Merger as a publicly traded entity and became the sole owner of Merger Sub, and (b) on March 29, 2022, Merger Sub merged with and into Starry, with Starry surviving the Acquisition Merger as a wholly owned subsidiary of Starry Group.

Notwithstanding the legal form of the Business Combination pursuant to the Merger Agreement, the Business Combination is expected to be accounted for as a reverse recapitalization in accordance with the United States generally accepted accounting principles (“GAAP”). Under this method of accounting, FirstMark is treated as the acquired company and Starry is treated as the accounting acquirer and the Business Combination is treated as the equivalent of Starry issuing stock for the net assets of FirstMark, accompanied by a recapitalization. The net assets of FirstMark are stated at historical cost, with no goodwill or other intangible assets recorded. The financial statements of the combined entity represent the continuation of the consolidated financial statements of Starry in many respects and the financial statements of the combined entity represent the continuation of the consolidated financial statements of Starry in many respects.

The most significant change in our future reported financial position and results are expected to be an estimated increase in cash (as compared to our balance sheet at December 31, 2021) of approximately $155.7 million, including $109.0 million in gross proceeds from the sale of the PIPE Shares and $31.0 million in gross proceeds from the sale of the Series Z Shares consummated substantially simultaneously with the Business Combination. Total direct and incremental transaction costs are estimated at approximately $18.5 million.

As a consequence of the Business Combination, we became an SEC-registered and NYSE-listed company, which has required and will continue to require us to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative resources, including increased audit and legal fees.

Additionally, we expect both our capital and operating expenditures will increase significantly in connection with our ongoing activities, as we:

•	continue to invest in our technology to improve capacity and reduce cost;

•	deploy our network technology and capital equipment in additional domestic markets;

•	sign up new subscribers;

•	hire additional personnel;

•	obtain, maintain, expand, and protect our intellectual property and FCC spectrum license portfolio; and

•	operate as a public company.

Key Factors Affecting Operating Results

We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K.

Network Deployment

We have deployed our fixed wireless network in six markets to date, covering approximately 5.3 million households by the end of the fourth quarter of 2021. The number of markets that we anticipate launching per year is variable and depends on our capital allocation strategy; the competitive environment for internet services nationally, regionally, and locally at a point in time; government obligations, including our obligations under RDOF and any additional subsidy programs in which we might participate; new partnerships and other factors. We anticipate launching our network in one to six or more markets per year over the near to medium term.

The deployment of fixed wireless networks involves installing our base stations on tall vertical assets, which are connected to the internet through backhaul connections to the base stations, routed through a point-of-presence in the market. These networks serve the end customer locations, at which we install a transceiver to receive the signal, and a Wi-Fi router in the premises to deliver the service. We then use these networks to provide service to our customers for a fee. The speed and scale of these deployments impact the universe of customers that we can serve, and therefore our revenues.

In order to effectively manage supply chain to help meet product demand, we had $3.8 million in prepaid inventory as of December 31, 2021.

Customer Demand

We sell a stand-alone broadband product for a flat monthly fee. Broadband demand continues to grow, and broadband plays an essential role in society — it is used for education, work, healthcare, and entertainment. Consumer demand for broadband is incredibly robust, and we expect it to continue to grow into the future. However, to the extent consumer sentiment towards broadband services changes, it would impact our customer penetration and therefore our revenues.

Customer Acquisition

We acquire customers through three primary sales strategies. First, for larger apartment and condominium buildings, we enter into simple access agreements with the building owners or associations, as applicable, giving us permission to install our transceiver and use the buildings’ wiring to provide the service to their residents. Then, we sell the service directly to the residents. We use a variety of marketing techniques for these sales and acquisition efforts, including in person events, email, and traditional mail. Second, for small apartment and condominium buildings and single-family homes we sell the service directly to the consumer through digital marketing channels, email, traditional mail, and outdoor media. We then obtain permission from the resident to install our transceiver at the building or single-family home as part of the account creation process. Third, for apartment and condominium buildings of various sizes, we enter into bulk billing agreements where the building owner, association, or other third party (e.g., a management company or short-term rental company) purchases the service for a specified number of units at the building and pays us directly for such services. We use a variety of marketing techniques for these sales and acquisition efforts, including in person meetings and email. To the extent that these efforts are unsuccessful, it would impact our customer penetration and therefore our revenues.

Seasonality and Housing Trends

Our customers today are all residential subscribers, and the majority of our customers in the future will continue to be residential subscribers. There are some seasonal trends that affect our customer acquisition activities, and they can vary by market. Examples include markets with larger college and university student populations, which tend to move in and move out of residences within the same time frame. In addition, consumers naturally consider their broadband provider at the time at which they move to a new residence. To the extent that the velocity of moving changes over time, it would impact our subscriber acquisition and revenues.

Incumbent Competition

We compete with several large incumbent fixed wireline providers, which can vary by market. In some instances, we also compete with mobile providers to the extent that an individual consumer considers a mobile service a substitute for a fixed service. We have built our business to allow us to compete effectively with very low penetration rates in any market, and by offering very competitive pricing. In any market, an incumbent provider may engage in promotional activities or price competition, which would impact our subscriber acquisition and revenues.

Basis of Presentation

We conduct business through one operating segment. See “Note 2—Summary of significant accounting policies” in the notes to our audited consolidated financial statements included in this Annual Report on Form 10-K.

Key Components of Statements of Operations

Revenues

We deliver high speed and competitively priced broadband service and related support on a subscription basis to our customers in the Boston, Los Angeles, New York City, Denver, Washington, D.C. and Columbus markets using innovative and proprietary wireless technology. Our subscription rate for such services is a per-month fixed price, without data caps or additional fees. Most of our customers are month-to-month individual subscribers who do not have long-term commitments contracts with us, but a small number are building owners or property management companies who have a commercial arrangement with us whereby such customers compensate us directly for providing our internet services in their buildings.

We expect our revenues to continue to increase as we acquire new subscribers in existing markets and new markets we plan to enter, and as we introduce new products and services.

Cost of revenues

Cost of revenues includes, but is not limited to, costs incurred supporting national network service costs, fiber backhaul costs, site rent and utilities, customer care and national operations personnel, freight charges, deployed equipment costs, associated depreciation and vehicle-related expenses among other costs.

We expect our cost of revenues to continue to increase in absolute dollar terms for the foreseeable future as we continue to grow in our existing markets as well as expand into new markets. Historically, approximately 15% of our cost of revenues have been variable costs whereas approximately 85% have been fixed costs. Variable costs include direct costs related to subscriber growth as well as customer care, revenue share payments to building owners and credit card fees. The significant amount of equipment required to be deployed before we add subscribers results in substantial amounts of cost related to depreciation expense. We consider depreciation expense to be a fixed cost. These fixed costs have a significant impact on the minimum amount of revenues required to achieve gross profit, which would have been $79.8 million and $60.6 million for the years ended December 31, 2021 and 2020, respectively.

Selling, general and administrative expenses

Selling, general and administrative expenses primarily consist of personnel costs that include salaries and wages, commissions, payroll taxes, employee benefits, and certain employee expenses along with software and equipment expenses, recruiting expenses, professional fees, depreciation expenses, facilities related expenses, marketing expenses, and other fees.

We expect our selling, general and administrative expenses to increase in absolute dollar terms for the foreseeable future as we scale headcount to keep pace with the growth of our business, and as a result of operating as a public company, that includes the incremental costs associated with SEC compliance, legal, audit, insurance and investor relations activities and other administrative and professional services.

Research and development expenses

Research and development activities help to increase our network capacity over time and further improve our unit economics by reducing the cost of network elements.

Research and development expenses include, but are not limited to, costs incurred in performing engineering and prototype manufacturing activities relating to our products and services, including salaries, benefits, facilities, rent, software, depreciation, research-related overhead expenses, contracted services, license fees, and other external costs. Such expenses are critical to supporting our innovative low-cost hardware and cloud-based software solutions, including increasing capacity and decreasing cost over time.

We expect our research and development expenses to increase in absolute dollar terms for the foreseeable future as we invest in new technologies to achieve our operational and commercial goals of expanding our capacity and lowering costs.

Interest expense

Interest expense consists primarily of interest (both cash and non-cash) incurred on our debt obligations.

Other income (expense), net

Other income (expense), net consists primarily of the fair value adjustments related to our derivative liability and the loss on extinguishment of debt, partially offset by interest income earned on our interest-bearing accounts.

Results of Operations

Comparison for the years ended December 31, 2021 and 2020

The following table summarizes our results of operations on a consolidated basis for the years ended December 31, 2021 and 2020 (in thousands, except shares):

	Years Ended December 31,		$	%
	2021	2020	Change	Change
Revenues	$22,263	$12,826	$9,437	73.6%
Cost of revenues	(58,363)	(38,529)	(19,834)	51.5%

Gross loss	(36,100)	(25,703)	(10,397)	40.5%
Operating expenses:
Selling, general and administrative expenses	(67,129)	(55,240)	(11,889)	21.5%
Research and development	(26,308)	(22,957)	(3,351)	14.6%

Total operating expenses	(93,437)	(78,197)	(15,240)	19.5%

Loss from operations	(129,537)	(103,900)	(25,637)	24.7%
Other income (expense):
Interest expense	(24,739)	(19,382)	(5,357)	27.6%
Other income (expense), net	(12,269)	(1,811)	(10,458)	577.5%

Total other expense	(37,008)	(21,193)	(15,815)	74.6%
Net loss	$(166,545)	$(125,093)	$(41,452)	33.1%

Net loss per share of voting and non-voting common stock, basic and diluted	$(0.84)	$(0.64)	$(0.20)	31.3%

Weighted-average shares outstanding, basic and diluted	198,664,761	194,177,522	4,487,239	2.3%

Revenues

Revenues grew by $9.4 million, or 73.6%, for the year ended December 31, 2021 compared to the year ended December 31, 2020, as a result of an increase in our customer relationships primarily driven by further network expansion in the markets we serve (i.e., an increase in homes serviceable) and increased penetration.

Cost of revenues

Cost of revenues increased by $19.8 million, or 51.5%, for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to increases of $9.7 million in deployed equipment depreciation related to our network expansion, $1.6 million in rental payments related to our base stations and revenue share payments to our building owners, $2.8 million related to headcount growth in customer service and national network operations, $2.4 million in fiber costs, $1.1 million in inventory reserves and write-offs and $0.6 million of incremental expenses related to additional fleet vehicles needed to expand our service capabilities in the markets we serve.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $11.9 million, or 21.5%, for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily driven by increases of $5.9 million in salaries and benefits, $2.3 million in marketing costs, $0.9 million in software subscriptions, $0.7 million in outside consulting professional fees, $0.4 million in employee travel costs, $0.4 million in rent expense, $0.3 million in business insurance and $0.3 million in stock-based compensation expense.

Research and development expenses

Research and development expenses increased by $3.4 million, or 14.6%, for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily driven by increases of $1.7 million in salaries and benefits, $0.6 million in engineering related costs and $0.4 million in consulting services.

Interest expense

Interest expense increased by $5.4 million, or 27.6%, for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily driven by an increase in paid-in-kind interest expense of $2.7 million incurred on the Starry Credit Agreement (as defined below) and amortization of debt discounts of $1.1 million and $1.1 million, respectively, related to the beneficial conversion feature associated with the issuance of $31.2 million of the 2020 Notes (as defined below) in September 2020 and the detachable warrants issued with the Starry Credit Agreement. Such increase also included the amortization of deferred financing costs of $0.4 million.

Other income (expense), net

Total other income (expense), net increased by $10.5 million, or 577.5%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase was primarily driven by the loss on extinguishment of debt and the fair value adjustment of the derivative liability recorded for the accelerated repayment feature on the Term Loans (as defined below). See “Note 4 — Debt” in the notes to our audited consolidated financial statements included in this Annual Report on Form 10-K.

Net loss

Net loss attributable to our shareholders increased by $41.5 million, or 33.1%, for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily driven by the factors described above.

Key Business Metrics and Non-GAAP Financial Measures

We use the following metrics to evaluate our performance, identify trends, formulate financial projections, and make strategic decisions. We believe that these metrics provide useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management team.

The following table summarizes our key business metrics and non-GAAP financial measures for the periods indicated:

	Years Ended December 31,
	2021	2020
Addressable Households	9,691,029	9,691,029
Homes Serviceable	5,307,453	4,162,009
Customer Relationships	63,230	34,495
Penetration of Homes Serviceable	1.19%	0.83%
Revenue (000s)	$22,263	$12,826
Average Revenue Per User (“ARPU”)	$37.97	$39.68
Net Loss (000s)	$(166,545)	$(125,093)
Adjusted EBITDA (000s)	$(98,745)	$(83,590)

Addressable Households

Addressable Households are the estimated total number of households within our service territory that we could serve in the markets where we intend to deploy or have deployed a network, assuming the network was fully built and we could serve every household. We calculate the Addressable Households by counting the total households within our spectrum license areas meeting a specified threshold of household density. Addressable Households grows as we begin to execute plans to expand our network in new markets or in new parts of existing markets, and will follow a growth trend as we expand the network. Growth in Addressable Households precedes growth in Homes Serviceable.

Addressable Households remained unchanged from December 31, 2020 to December 31, 2021 because we did not add new markets during such period and continued to expand within the existing markets we serve by deploying incremental network assets.

Homes Serviceable

Homes Serviceable are the estimated households that we could serve using the network that we have deployed in our markets at a given date. This is a subset of the Addressable Households and reflects the size of the network we have deployed as well as the households that we can technologically and commercially serve. Homes Serviceable is a count of all of the households that fall within the coverage area of our deployed network, and will grow as we continue to deploy our network in existing markets and as we deploy in new markets as we expand our Addressable Households.

Homes Serviceable increased by 1.1 million, or 27.5%, for the year ended December 31, 2021 in comparison to the year ended December 31, 2020. Such increase was primarily due to the deployment of incremental network assets within the markets that we serve.

Customer Relationships

Customer Relationships include customers who have signed up for a service and all units that are billed under our bulk billing arrangements where a building owner, association, or other third-party is invoiced for a specific number of units within multiple dwelling unit buildings. Customer Relationships include Starry internet service, currently our only service, and will include unique relationships for small and medium size business service, voice service, and potentially other services in the future.

Customer Relationships increased by 28.7 thousand, or 83.3%, for the year ended December 31, 2021 in comparison to the year ended December 31, 2020. Such increase was primarily due to new customers signing up for our services and additional bulk billing arrangements for such services sold to third parties who manage or own multifamily dwelling unit buildings.

Penetration of Homes Serviceable

Penetration of Homes Serviceable is the ratio of the total number of Customer Relationships to the total number of Homes Serviceable and represents the percentage of households that can receive service with which we have developed a Customer Relationship. Penetration of Homes Serviceable grows as markets mature, but may fluctuate depending on the pace of our network expansion if growth in the denominator (Homes Serviceable) significantly outpaces the numerator (Customer Relationships).

Average revenue per user (“ARPU”)

We use ARPU to evaluate and monitor the amount of revenue generated by customers and analyze growth patterns. ARPU values represent total revenue divided by the average number of customer relationships at the beginning and end of each period, divided by the number of months in the period.

We believe ARPU is useful to investors in evaluating our operating performance. ARPU and similar measures with similar titles are common measures used by investors, analysts and peers to compare performance in our industry, although our measure of ARPU may not be directly comparable to similarly titled measures reported by other companies.

ARPU decreased by $1.71, or 4.3%, for the year ended December 31, 2021 in comparison to the year ended December 31, 2020 primarily due to the use of customer promotional plans to increase penetration in the markets that we serve.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure and is determined based on EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization), adjusted to exclude certain unusual or non-recurring items, certain non-cash items and other items that are not indicative of ongoing operations (including stock-based compensation expenses, loss on extinguishment of debt and the fair value adjustment of derivative liabilities). Adjusted EBITDA is frequently used by management, research analysts, investors and other interested parties to evaluate companies. We believe that this measure is helpful in highlighting trends in our operating results, because it excludes the impact of items that are outside the control of management or not reflective of our ongoing operations and performance.

Adjusted EBITDA is a measure not defined under GAAP. It has limitations, because it excludes certain types of expenses and it does not reflect changes in working capital needs. Furthermore, other companies may calculate adjusted EBITDA or similarly entitled measures differently, limiting their usefulness as comparative measures.

Adjusted EBITDA is presented here as a supplemental measure only. You are encouraged to evaluate each adjustment.

For a historical reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, net loss, please refer to the table below.

(in thousands)	Year ended December 31, 2021	Year ended December 31, 2020
GAAP Net Loss	$(166,545)	$(125,093)
Adjustments:
Add: Interest expense, net	24,738	19,343
Add: Depreciation and amortization	29,463	19,350

EBITDA	(112,344)	(86,400)
Adjustments:
Add: Fair value adjustment of derivative liability	8,562	1,850
Add: Loss on extinguishment of debt	3,727	—
Add: Share-based compensation	1,310	960

Adjusted EBITDA	$(98,745)	$(83,590)

Liquidity and Capital Resources

Overview

We are an early-stage growth company and have generated losses and negative cash flows from operating activities since inception. Our principal sources of liquidity have been generated through a combination of cash flows from borrowings and the issuances equity. We expect that our primary ongoing requirements for cash will be used to execute on our strategic initiatives through (i) investing in our technology, (ii) expanding our domestic footprint and (iii) hiring personnel. We require additional capital investment to execute the strategic business plan to grow its subscriber base in existing markets from already-deployed network assets and launch services in new markets. Management plans to raise additional capital through a combination of potential options, including but not limited to, equity and debt financings.

Additional equity financing may not be available on favorable terms and could be dilutive to current stockholders. Debt financing, if available, may involve restrictive covenants and dilutive financing instruments.

Our ability to access capital when needed is not assured and, if capital is not available to us when, and in the amounts needed, we could be required to delay, scale back or abandon some or all of our expansion efforts and other operations, which could materially harm our business, financial condition and results of operations. Because of this uncertainty, there is substantial doubt about our ability to continue as a going concern for at least one year from the date that these consolidated financial statements were issued.

At December 31, 2021 our principal sources of liquidity were cash and cash equivalents of $29.4 million and consist of checking and interest-bearing accounts, of which $15.0 million cannot be accessed in accordance with the Starry Credit Agreement.

In March 2022, the Business Combination was consummated, resulting in gross proceeds of $36.2 million. Following the SPAC Merger Effective Time and immediately prior to the Acquisition Merger Effective Date, (a) the sale of the PIPE Shares was consummated, resulting in gross proceeds of $109.0 million, and (b) the sale of the Series Z Shares was consummated, resulting in gross proceeds of $31.0 million. Total direct and incremental transaction costs are estimated at approximately $18.5 million.

Starry Credit Agreement

In February 2019, we entered into a credit agreement among Starry, Starry Spectrum Holdings LLC, Starry (MA), Inc., Starry Spectrum LLC, Testco LLC, Widmo Holdings LLC and Vibrant Composites Inc., as borrowers, the lenders party thereto from time to time and ArrowMark Agency Services, LLC, as administrative agent, as amended, restated, amended and restated, supplemented or otherwise modified from time to time (the “Starry Credit Agreement”) to provide a total of $50.0 million in two separate loan tranches, $27.5 million and $22.5 million, and drew on the full amount of each tranche in February 2019 and June 2019, respectively. In December 2019, we amended the Starry Credit Agreement with a syndicate of lenders, providing for an additional loan tranche of $75.0 million, which we immediately drew upon in full (collectively, the “2019 Term Loans”).

In June 2021, we entered into a Third Amendment and Waiver to the Starry Credit Agreement (the “Third Amendment and Waiver”). The Third Amendment and Waiver amended and restated two affirmative covenants that we were not in compliance with as of December 31, 2020, including extending the time period in which we are required to deliver audited financial statements without a “going concern” or like qualification, exception or emphasis and extending the time period in which we are required to deliver a budget for fiscal year 2021. The non-compliance with covenants is an event of default which would have required the outstanding long-term debt balance to be payable upon demand. In addition to the amendment and restatement, the Third Amendment and Waiver waived any events of default in existence on the Third Amendment and Waiver effective date. The lender has retained all other covenant requirements.

In conjunction with entering into the 2019 Term Loans, we issued warrants to the lender in two tranches in February 2019 and December 2019 of 17.6 million and 15.0 million, respectively.

In October 2021, we entered into the Fifth Amendment to the Starry Credit Agreement with a syndicate of lenders, providing for an additional tranche of $40.0 million which we immediately drew upon in full (“Tranche C Term Loan”) and up to an additional $10.0 million in delayed draw loans (“Delayed Draw Tranche C Loan”) (collectively, with the Tranche C Term Loan and 2019 Term Loans, the “Term Loans”).

In conjunction with entering into the Tranche C Term Loan, we entered into a Warrant Purchase Agreement as of October 6, 2021 (the “Warrant Purchase Agreement”), and issued to the lenders warrants to purchase 11.5 million shares (the “Initial Tranche C Warrants”). Warrants to purchase an additional 2.9 million shares are contingently issuable subject to our drawing down on the Delayed Draw Tranche C Loan (the “Delayed Draw Tranche C Warrants,” and together with the Initial Tranche C Warrants, the “Tranche C Warrants”). Upon issuance of such warrants, 25% immediately vested and became exercisable. As the Business Combination closed prior to April 15, 2022, the Tranche C Warrants are exercisable solely with respect to the 25% of the warrant shares that vested immediately upon issuance, whereas the remaining 75% of unvested warrants were forfeited. We determined the fair value per share of our underlying Common Stock of the Warrant Purchase Agreement to be $1.81 per the terms of the Business Combination.

The loans incur interest at a rate equal to the London Interbank Offered Rate (“LIBOR”), subject to a floor of 2.0% plus an applicable margin of 9.0%, capped at 13.25% annually. Pursuant to the Starry Credit Agreement, we elected to pay the accrued interest on an in-kind basis by increasing the principal balance outstanding, payable in its entirety at maturity in February 2024. Outstanding borrowings plus accrued paid-in-kind interest were $202.7 million as of December 31, 2021. As of December 31, 2021, we had deferred financing costs and discounts on warrants on these loans in the amount of $2.3 million and $14.7 million, respectively.

On March 26, 2022, the Company entered into a Seventh Amendment to the Credit Agreement. The Seventh Amendment to the Credit Agreement amended and restated an affirmative covenant requiring the Company to provide annual audited financial statements without a “going concern” or like qualification, exception or emphasis. In addition, the Seventh Amendment to the Credit Agreement redefined the term “Change in Control” to exclude the aforementioned Business Combination with respect to contemplating the prepayment penalty. As a result of such amendments, the Company was in compliance with all bank covenants as of December 31, 2021. Without such amendments the Company would have been in default and the outstanding long-term debt balance would be payable upon demand. The lender has retained all other covenant requirements.

Capital lease obligations

Throughout the period we entered into capital leases for vehicles and equipment with various vendors with payments due monthly extending through 2025. As of December 31, 2021, we owed $2.2 million under such lease obligations.

Strategic partner arrangement

In June 2020, we entered into a 10-year arrangement (the “Strategic Partner Arrangement”) with AEPV to jointly deploy a fixed wireless broadband network in a new market. AEPV has agreed to fund the equipment necessary to deliver the service in exchange for a revenue sharing arrangement whereby they will be entitled to a percentage of revenue earned by us in the new market. Pursuant to the arrangement, we will sell in exchange for cash consideration the equipment to AEPV and lease the equipment back. The seller-financing portion of the transaction created a form of continuing involvement which precludes sale-leaseback accounting until the related amounts due are paid in full. Accordingly, we accounted for the sale-leaseback as a financing transaction with AEPV, with the equipment remaining on our books at its then carrying value, the net cash proceeds received being reflected as a financing obligation, and the expected future payments under the revenue sharing agreement to the third party being treated as debt service applied to interest and principal over the initial 10-year term. The discount rate is calculated based on expected future payments under the revenue sharing agreement. AEPV has the right to terminate the arrangement for any reason no earlier than June 2023. In the event of an early termination, we are required to repurchase the equipment at a repurchase price equal to the net book value of the equipment as reflected on the third party’s balance sheet at the time of termination. We have made an accounting policy election to use the prospective method to account for changes in actual or estimated cash flows related to the debt service. See “Note 12 — Commitments and contingencies” in the notes to our audited consolidated financial statements included in this Annual Report on Form 10-K.

Purchase commitments

Throughout the period we entered into non-cancelable purchase commitments with various contract manufacturers to purchase materials and associated support to maintain and improve our existing distribution system as well as build out new networks and distribution systems. As of December 31, 2021, we had non-cancelable commitments totaling $33.4 million.

Convertible notes payable

In September 2020, we issued convertible notes (the “2020 Notes”) payable in exchange for cash totaling $31.2 million. The 2020 Notes bear interest of 3.0% annually and matured in June 2021. In 2021 and 2020, such notes accrued paid-in-kind interest of $0.3 million and $0.3 million, respectively. Such proceeds were used for building out the network and general working capital purposes.

One current shareholder who is a related party purchased approximately $2.3 million of the 2020 Notes. See “Note 4 — Debt” in the notes to our audited consolidated financial statements included in this Annual Report on Form 10-K for more information.

In January 2021, we issued convertible notes (the “January 2021 Notes”) payable in exchange for cash totaling $6.0 million. The January 2021 Notes bear interest of 3.0% annually and mature in October 2021. In 2021, the January 2021 Notes accrued paid-in-kind interest of less than $0.1 million.

In March 2021, we issued convertible notes (the “March 2021 Notes” and, together with the January 2021 Notes, the “2021 Notes”) payable in exchange for cash totaling $5.0 million. The March 2021 Notes bear interest of 3.0% annually and mature in October 2021. In 2021, the March 2021 Notes accrued paid-in-kind interest of less than $0.1 million.

Two current shareholders who are related parties purchased $3.0 million and $5.0 million, respectively of the 2021 Notes. See “Note 4 — Debt” in the notes to our audited consolidated financial statements included in this Annual Report on Form 10-K for more information.

In March 2021, we closed on an issuance of Starry Series E Preferred Stock (inclusive of Starry Series E-1 Preferred Stock, Starry Series E-2 Preferred Stock and Starry Series E-3 Preferred Stock), generating cash proceeds, net of issuance costs, of approximately $119.9 million and converted all $42.8 million of our outstanding 2020 Notes and 2021 Notes into shares of Starry Series E-1 Preferred Stock and Starry Series E-2 Preferred Stock, respectively.

Short term liquidity requirements

As a growth company, the net losses we have incurred since inception are in accordance with our strategy and forecast. We will continue to incur net losses in accordance with our operating plan as we continue to expand our platform development to improve our existing technology and expand into new markets.

We incurred a net loss of $166.5 million for the year ended December 31, 2021 and a net loss of $125.1 million for the year ended December 31, 2020. As of December 31, 2021, our current assets were $43.9 million, consisting primarily of cash and cash equivalents of $29.4 million, which are primarily deposited with financial institutions, prepaid expenses and other current assets of $7.1 million and deferred costs of $7.0 million, and our current liabilities were $33.1 million, consisting of accounts payable totaling $6.8 million, accrued expenses and other current liabilities totaling $23.2 million, unearned revenue totaling $1.6 million, and the current portion of our debt totaling $1.5 million.

Long term liquidity requirements

As a result of the consummation of the Business Combination, the sale of the PIPE Shares and the sale of the Series Z Shares, we successfully raised gross proceeds of $36.2 million, $109.0 million and $31.0 million, respectively. However, our existing capital resources may be insufficient to meet our long-term liquidity requirements. We may be required to raise additional capital to meet our long-term liquidity requirements through either further equity or debt financing. If we raise funds by issuing equity securities, dilution to existing stockholders may result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of existing holders of our Common Stock, as applicable. If we raise funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our Common Stock, as applicable. The terms of additional debt securities or borrowings could impose significant restrictions on our operations. The credit market and financial services industry have in the past, and may in the future, experience periods of upheaval that could impact the availability and cost of equity and debt financing.

Cash Flows

The following table summarizes our net cash provided by or used in operating activities, investing activities, and financing activities for the periods indicated and should be read in conjunction with our consolidated financial statements and the notes thereto:

	Years Ended December 31,
	2021	2020
	(in thousands)
Net cash provided by (used in)
Operating activities	$(98,583)	$(78,945)
Investing activities	(68,903)	(35,906)
Financing activities	171,417	63,316

Net change in cash and cash equivalents	$3,931	$(51,535)

Net cash used in operating activities

For the year ended December 31, 2021, cash flows used in operating activities was $98.6 million. Such cash used primarily related to our net loss of $166.5 million, adjusted for non-cash expenses of $70.2 million, and changes in our working capital accounts of $2.3 million. The adjustments for non-cash expenses include (i) $29.5 million in depreciation, (ii) paid-in-kind interest on Term Loans, the 2020 Notes and 2021 Notes and the Strategic Partner Arrangement of $18.2 million, (iii) amortization of debt discounts and deferred charges of $5.4 million, (iv) conversion of the convertible debt discount of $1.0 million, (v) loss on extinguishment of debt of $3.7 million, (vi) fair value adjustment of the derivative liability of $8.6 million, (vii) loss on disposal of property and equipment of $2.2 million, (viii) $1.3 million in share-based compensation expense, (ix) accretion of asset retirement obligations of $0.2 million and (x) provision for doubtful accounts of less than $0.2 million. The changes in our working capital accounts include increases of (i) $3.5 million in accrued expenses and other current liabilities, (ii) $0.8 million in other liabilities, and (iii) $0.5 million in unearned revenue, offset by decreases of (i) $5.2 million in prepaid expenses and other current assets, (ii) $1.2 million in accounts payable, (iii) $0.3 million in accounts receivable and (iv) $0.2 million in other assets.

For the year ended December 31, 2020, cash flows used in operating activities was $78.9 million. Such cash used primarily related to our net loss of $125.1 million, adjusted for certain non-cash expenses of $43.2 million, and changes in our working capital accounts and certain non-cash expenses of $3.0 million. The adjustments for non-cash expenses include (i) $19.4 million in depreciation, (ii) paid-in-kind interest on Term Loans and the 2020 Notes of $15.4 million, (iii) amortization of debt discount of $3.8 million, (iv) loss on disposal of property and equipment of $1.5 million, (v) fair value adjustment to a derivative liability of $1.9 million, (vi) $1.0 million in share-based compensation expense, (vii) accretion of asset retirement obligations of $0.1 million and (viii) provision for doubtful accounts of $0.1 million. The changes in our working capital accounts include increases of (i) $1.2 million in other liabilities, (ii) $0.4 million in accrued expenses and other current liabilities, (iii) $0.7 million in accounts payable, (iv) $0.8 million in unearned revenue, (v) and $0.2 million in prepaid expenses and other current assets, offset by decreases of (i) $0.3 million in accounts receivable and (ii) less than $0.1 million in other assets.

Net cash used in investing activities

Net cash used in investing activities during the year ended December 31, 2021 totaled $68.9 million, primarily related to capital expenditures for our distribution system.

Net cash used in investing activities during the year ended December 31, 2020 totaled $35.9 million, primarily related to capital expenditures for our distribution system.

Net cash provided by financing activities

Net cash provided by financing activities during the year ended December 31, 2021 totaled $171.4 million, which was driven primarily by the proceeds raised from the issuance of Starry Series E Preferred Stock (inclusive of Starry Series E-1 Preferred Stock, Starry Series E-2 Preferred Stock and Starry Series E-3 Preferred Stock), net of issuance costs, of $119.9 million, proceeds from Term Loans, net of issuance costs, of $38.5 million, proceeds from the issuance of $11.0 million of the 2021 Notes, proceeds from the strategic partner arrangement of $3.3 million and proceeds from the exercise of Starry Options (as defined below) of $0.8 million, offset by repayments of capital lease obligations of $0.8 million, payments of deferred transaction costs of $1.0 million and payments of third-party issuance costs of $0.3 million in connection with the Term Loans.

Net cash provided by financing activities during the year ended December 31, 2020 totaled $63.3 million, which was driven primarily by the proceeds raised from the (i) issuance of Starry Series D Preferred Stock, net of issuance costs, of $30.7 million, (ii) issuance of convertible notes of $31.2 million, (iii) proceeds from the strategic partner arrangement of $1.7 million and (iv) exercise of Starry Options of $0.2 million, partially offset by the repayment of capital lease obligations of $0.6 million.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date, as well as the reported expenses incurred during the reporting period. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to our consolidated financial statements.

We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

While our significant accounting policies are described in “Note 2—Summary of significant accounting policies” in the notes to our audited consolidated financial statements included in this Annual Report on Form 10-K, we believe that the following accounting policies require a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Estimating fair value of Starry’s Common Stock for Share-Based Compensation

As a company with no active public market for its common stock prior to the Business Combination, Starry’s board of directors periodically determines the fair value of Starry’s common stock at various dates, with the assistance of management and an independent third-party valuation specialist. In connection with establishing the exercise price for all share-based awards and estimating the fair value of Starry’s common stock for the years ended December 31, 2021 and 2020, we obtained third-party valuations by an independent valuation firm. The valuations dated as of May 15, 2021, March 30, 2021, March 31, 2020 and March 6, 2019, were conducted in accordance with the framework of the American Institute of Certified Public Accountants’ Technical Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation utilizing the income approach for the May 15, 2021 and March 31, 2020 valuation and the market approach for the March 30, 2021 and March 6, 2019 valuations. The market approach was chosen as the primary valuation process for the March 2021 and March 2019 valuations due to our entering into transactions relating to our stock around the dates of valuation. The income approach was chosen for the May 2021 and March 2020 valuations because no recent stock transactions had taken place around the valuation dates and the approach takes into consideration the expectation of future cash flows that drives value to our shareholders.

An income approach, specifically the discounted cash flow analysis incorporating our projections, our historical financials, and guideline company / industry growth and margin indications, was utilized. The income approach estimates our value based on the expectation of future cash flows that we will generate that are discounted to the present using a discount rate commensurate with the risk associated with us and our projections. The selected discount rate is based on a weighted average cost of capital as well as consideration given to historical venture capital rates commensurate with an expansion-stage to bridge-stage company. A discounted cash flow analysis was developed based on discussions with management, projected financial data prepared by us, historical financial statements, and guideline company and industry growth indicators.

The market approach measures the value of an asset or business through an analysis of recent sales or offerings of comparable investments or assets. When applied to the valuation of equity interests, consideration is given to the financial condition and operating performance of the entity being appraised relative to those publicly traded in similar lines of business. The valuation specialist applied the backsolve method to derive our implied equity value from a transaction involving our own securities. In deriving this value, specific consideration is given to the rights and preferences of each class of equity and solving for the total equity value implied by the recent transaction in our securities.

For all valuations, the implied equity value was then allocated between classes of the Starry Series A Preferred Stock, Starry Series B Preferred Stock, Starry Series C Preferred Stock, Starry Series D Preferred Stock, Starry Series E-1 Preferred Stock, Starry Series E-2 Preferred Stock, Starry Series E-3 Preferred Stock, Starry Series Seed Preferred Stock and Starry Series Z Preferred Stock (collectively, the “Starry Preferred Stock”) and Starry’s common stock using an Option Pricing Model (“OPM”), whereby the Starry Preferred Stock and Starry’s common stock were treated as call options on our equity value, with exercise prices based on the liquidation preferences of the stock class. The total value for each class of equity was then divided by the respective shares outstanding for that class to determine the per share value. A discount for lack of marketability was then applied to account for the lack of liquidity and marketability of the stock. The resulting value per share was the indicated present value, on a non-marketable and minority basis.

For the valuations used to establish the fair value of Starry’s common stock, the following assumptions were used:

	May 15, 2021	March 30, 2021	March 31, 2020	March 6, 2019
Risk-free interest rate	0.12%	0.14%	0.27%	2.50%
Volatility — DLOM	95.00%	90.00%	90.00%	65.00%
Volatility	75.00%	70.00%	60.00%	50.00%
Probability weighted time to exit	1.6 years	1.75 years	2.7 years	2.7 years
Lack of marketability	25.00%	25.00%	36.00%	37.00%
Fair value of common stock	$1.47	$0.89	$0.58	$0.53

There is inherent uncertainty in our forecasts and projections, and if we had made different assumptions and estimates than those described previously, the amount of our beneficial conversion feature, share-based compensation expense, net loss, and net loss per share amounts could have been materially different.

Subsequent to the close of the Business Combination on March 29, 2022, the fair value of our common stock at the time of each grant of a share-based award will be based on the market value at the time of each grant.

Revenue recognition

Our revenues are primarily generated by sales of our internet services. The timing of such revenue recognition is based on the period that such services are consumed by the customer. The transaction price associated with our contracts often includes variable consideration. This variable consideration we consider to be constrained and is included only to the extent we believe it is probable that a significant reversal of revenue will not occur.

Our contracts with customers also may include service level agreements that entitle the customer to receive service credits and refunds if it is deemed that minimum service levels are not met. We estimate the amount of such credits and refunds based on our assessment of legal enforceability, anticipated performance, and historical trends. Historically, we have not experienced significant incidents of not meeting service level requirements.

We have elected the practical expedient that permits an entity to not recognize a significant financing component on contracts that are less than one year. We also exclude sales taxes and other government-assessed and imposed taxes from its revenue, when applicable.

We use marketing incentives to solicit potential subscriber interest in our services, including the issuance of gift cards. Such promotional gift cards represent consideration paid to potential customers in anticipation of a contract and are recognized as a reduction to revenue.

Income taxes

For the years ended December 31, 2021 and 2020 we recorded no income tax provision and have recorded a full valuation allowance for all periods. The valuation allowance relates to deferred tax attributes including federal and state net operating loss carryforwards and R&D tax credit carryforwards.

Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2021 and 2020, there was no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in our consolidated statements of operations.

Share-based compensation

We account for share-based payments that involve the issuance of shares of Starry’s common stock to employees and nonemployees and meet the criteria for equity-classified awards as share-based compensation expense based on the grant-date fair value of the award. We issue awards of stock options to purchase shares of Starry common stock (excluding, for the avoidance of doubt, any warrants to purchase shares of Starry common stock, the “Starry Options”) to employees, members of the Starry board of directors, and non-employees under the Starry’s Amended and Restated 2014 Stock Option and Grant Plan, as amended (“Starry Stock Plan”). We believe the fair value of share-based awards granted to nonemployees is more readily determinable than the fair value of the services received.

We estimate the fair value of Starry Options granted at each grant date using the Black Scholes model which requires the input of the following subjective assumptions:

•	the length of time grantees will retain their vested Starry Options before exercising them for employees and the contractual term of the option for nonemployees (“expected term”);

•	the volatility of our common stock price over the expected term;

•	the expected dividends;

•	the risk-free interest rate over the option’s expected term; and

•	the fair value of Starry’s common stock.

A summary of the significant assumptions used to estimate the fair value of Starry Options during the years ended December 31, 2021 and 2020 were as follows:

	Years Ended December 31,
	2021	2020
Expected volatility	27.8% - 28.2%	24.0% - 28.1%
Expected term (in years)	5.4 - 6.1	5.0 - 6.1
Risk-free interest rate	0.8% - 1.1%	0.4% - 1.7%
Expected dividend yield	$0.00	$0.00

•	Expected volatility — The expected volatility was determined by examining the historical volatilities of a group of industry peers, as we did not have any trading history for Starry’s common stock.

•

Expected term — For employees, the expected term is determined using the “simplified” method, as prescribed by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment, to estimate on a formula basis the expected term of the Starry Options which are considered to have “plain vanilla” characteristics.

•

Risk-free interest rate — The risk-free interest rate was based upon quoted market yields for the United States Treasury instruments with terms that were consistent with the expected term of Starry Options and,

•	Expected dividend yield — The expected dividend yield was based on our history and management’s current expectation regarding future dividends.

If factors change, and we utilize different assumptions, share-based compensation cost on future award grants may differ significantly from share-based compensation cost recognized on past award grants. Higher volatility and longer expected terms result in an increase to share-based compensation determined at the date of grant. Future share-based compensation cost will increase to the extent that we grant additional share-based awards to employees and non-employees. If there are any modifications or cancelations of the underlying unvested securities, we may be required to accelerate any remaining unearned share-based compensation cost or incur incremental cost. Share-based compensation cost affects our selling, general and administrative expenses. Share-based compensation cost affects our selling, general and administrative expenses and our research and development expenses.

Based on our estimated fair value of Starry’s common stock of $1.81 as of December 31, 2021, the aggregate intrinsic value of the vested and unvested Starry Options outstanding as of December 31, 2021 was $58.5 million.

Beneficial conversion features associated with convertible notes

We issued convertible notes in September 2020, January 2021, and March 2021. Upon assessment of the embedded elements in these agreements, we identified that the automatic conversion feature upon maturity clauses contain a beneficial conversion feature that required separate accounting from the host contract.

In order to quantify the intrinsic value of the beneficial conversion feature, we compared the current fair value of the Starry Series D Preferred Stock to the contractual conversion price using the fair value of Starry’s common stock as of March 2021 and 2020. We used the input of the estimated fair value of Starry’s common stock as the midpoint between the valuations at each date during the period to arrive at the intrinsic value. The beneficial conversion features related to the 2020 Notes, the January 2021 Notes and the March 2021 Notes were $3.9 million, $1.5 million and $1.3 million, respectively. We recorded amortization of $1.8 million and $0.2 million in paid-in-kind interest for the year ended December 31, 2021.

On March 31, 2021, we completed the initial closing of a new equity financing for Starry Series E Preferred Stock (inclusive of Starry Series E-1 Preferred Stock, Starry Series E-2 Preferred Stock and Starry Series E-3 Preferred Stock). As a result of the closing, the 2020 Notes and the 2021 Notes converted to shares of Starry Series E-1 Preferred Stock and Starry Series E-2 Preferred Stock, respectively. We concluded the conversion of the 2020 Notes was treated as an accounting conversion in accordance with the original terms of the 2020 Notes and as a result carrying value of the 2020 Notes was reclassified to Starry Series E-1 Preferred Stock. The conversion of the 2021 Notes was treated as an extinguishment of the 2021 Notes which included marking the Starry Series E-2 Preferred Stock to fair value by way of recording a charge to the capital account of $2.8 million representing the additional value provided to the holders of the 2021 Notes upon settlement. We recorded a loss of $2.4 million upon extinguishment of the 2021 Notes.

Intangible Assets

Intangible assets consist of spectrum licenses acquired through FCC Auction 102 in June 2019 (the “FCC licenses”). The FCC licenses provide us with the exclusive right to utilize certain radio frequency spectrum to provide wireless services. While the FCC licenses are issued for a fixed period of time, ten years for our licenses, the licenses are issued with a regulatory expectation of renewal which are routinely granted and with nominal cost.

At acquisition and each assessment period, we consider whether the FCC licenses should be definite or indefinite lived. The FCC licenses are not limited in their useful lives, nor is there an anticipation of another technology to replace the underlying technology. We believe that based on these factors that the FCC licenses are indefinite lived intangibles.

The FCC licenses are tested for potential impairment annually, as of October 1, or more frequently if impairment indicators are present. ASC 350, Intangibles – Goodwill and Other (“ASC 350”), provides the option to first perform a qualitative assessment to determine whether it is necessary to perform a quantitative impairment test. ASC 350 permits us to elect to bypass the qualitative assessment in any period and proceed directly to performing the quantitative impairment test. The quantitative assessment consists of comparing the estimated fair value of the FCC licenses to the aggregated carrying amount as of the test date. As of October 1, 2021, we elected to perform a quantitative assessment due to the passage of time and used a market-based approach that did not result in impairment. As of October 1, 2020, we performed a qualitative assessment that did not identify any indicators of impairment that would require a quantitative assessment to be performed.

Capitalization of internal labor costs

Our business is capital intensive and a large portion of our working capital is spent on activities associated with expanding our distribution system. As of December 31, 2021 and 2020, the net carrying amount of our distribution systems was $92.0 million and $67.3 million, respectively, representing approximately 42% and 41%, respectively, of our total assets.

Costs associated with distribution system construction and customer installations are capitalized as part of the asset cost. Such capitalized costs include materials, use tax, freight-in, third party labor, internal labor and the associated fringe benefits incurred to bring the distribution system to its intended use. We capitalize such internal labor costs by estimating the amount of time spent on such activities by employees who are responsible for our distribution system construction and customer installations. We capitalized internal labor costs of $17.8 million and $17.2 million for the years ended December 31, 2021 and 2020, respectively.

While we believe our existing capitalization policies are appropriate, a significant change in the nature or extent of our activities could affect management’s judgment about how we calculate and capitalize internal labor in the future. We monitor the appropriateness of our capitalization policies and perform updates to such policies when necessary to respond to changes in facts and circumstances, such as the development of new products and services which may impact the utilization of our employees who construct our distribution system and perform customer installations.

Asset retirement obligation (“ARO”)

We lease space on vertical assets (“VA”) on which we install our Starry Titan base stations, and we enter into agreements with multiple dwelling unit (“MDU”) managers or owners to install our Starry Trident transceivers to provide service to the building. These agreements can include language regarding our responsibility to remove equipment and repair the asset to which the Starry equipment was attached (either a VA or a MDU) upon termination of the agreement. The agreements create an obligation associated with the future retirement of the equipment after normal operation of the equipment for the duration of the equipment’s life.

Asset retirement obligations are required to be recognized in the period in which they are incurred if a reasonable estimate of fair value can be established. Once the fair value of future cash flows has been discounted to present value, the liability is recorded with an offsetting increase to an ARO long-lived asset that is recorded within property and equipment. Subsequent changes to the assets and liabilities are recognized in the period they occur.

As the estimated life of the ARO lapses, we recognize depreciation expense for the ARO asset and accretion expense for the ARO liability.

If factors change, and we utilize different assumptions, ARO on future MDU and VA equipment installations may differ significantly from ARO on past MDU and VA equipment installations. Higher credit adjusted risk free rates and inflation rates result in an increase to ARO determined at the date of installation. The assumptions and inputs from management, based on information known to us as of each reporting period include:

•	the rate of inflation

•	the adjusted risk-free rate

•	the life of the lease

•	anticipated costs to of removal

•	anticipated costs of restoration

In future periods, we expect amortization of our long-lived assets associated with the ARO as well as accretion of the ARO to increase, due in part to our existing unrecognized amortization and accretion expense, as well as to the AROs associated with future equipment deployments.

New and Recently Adopted Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”) or other standard setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations.

See “Note 2—Summary of significant accounting policies — Recent Accounting Pronouncements issued, not yet adopted” in the notes to our audited consolidated financial statements included in this Annual Report on Form 10-K for more information about recent accounting pronouncements, the timing of their adoption and our assessment, to the extent we made one, of their potential impact on our financial condition and results of operations.

JOBS Act Accounting Election

Section 107 of the JOBS Act allows emerging growth companies to take advantage of the extended transition period for complying with new or revised accounting standards. Under Section 107, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Any decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable. We have elected to use the extended transition period available under the JOBS Act.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes.

Interest Rate Risk

We hold cash and cash equivalents, including restricted cash, for working capital purposes. As of December 31, 2021, we had a cash balance of $29.4 million (excluding restricted cash), consisting of checking and interest-bearing accounts, which are not significantly affected by changes in the general level of U.S. interest rates due to the short-term holding period of such balances. As a result, we do not have material exposure to interest rate risk with respect to cash and cash equivalents as these are all highly liquid investments with a maturity date of 90 days or less at the time of purchase.

As of December 31, 2021, outstanding borrowings plus accrued paid-in-kind interest pursuant to the Starry Credit Agreement were $202.7 million, which incur interest at a rate equal to LIBOR, subject to a floor of 2.0% plus an applicable margin of 9.0%, capped at 13.25% annually. An immediate 10% change in LIBOR would not have a material impact on our debt-related obligations, financial position, results of operations, or cash flows.

Inflation Risk

Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. There can be no assurance that future inflation will not have an adverse impact on our operating results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required to be filed pursuant to this Item 8 are appended to this report. An index of those financial statements is found in Item 15 of Part IV of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Limitations on effectiveness of controls and procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of disclosure controls and procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, due to the material weakness described below and in Part I, Item 1A. of this report, our disclosure controls and procedures were not effective as of December 31, 2021. Notwithstanding the material weaknesses, our management has concluded that the financial statements included elsewhere in this report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

Material Weaknesses

In connection with the audits of our consolidated financial statements, we identified material weaknesses in our internal control over financial reporting. The material weaknesses relate to (i) the lack of maintaining a sufficient complement of accounting and financial reporting resources commensurate with our financial reporting requirements, (ii) the lack of maintaining an effective risk assessment process, which led to improperly designed controls, (iii) the lack of maintaining appropriate control activities to support the appropriate segregation of duties over the review of account reconciliations, manual journal entries and rights over access administrative controls and (iv) the failure to document, thoroughly communicate and monitor control processes and relevant accounting policies and procedures.

Remediation Activities

We have engaged a third-party consultant to assist us in the process of designing and implementing measures to improve our internal control over financial reporting to remediate these material weaknesses. Our remediation efforts are focused on (i) hiring of personnel with technical accounting and financial reporting experience; (ii) implementation of improved accounting and financial reporting processes; and (iii) implementation of systems to improve the completeness, timeliness and accuracy of our financial reporting. We believe the measures described above should remediate the material weaknesses identified and strengthen our internal control over financial reporting. The remediation initiatives outlined above are estimated to take place over the next 12 to 18 months. While we continue the challenging and costly process to implement our plan to remediate the material weaknesses, we cannot predict the success of such plan or the outcome of our assessment of this plan until the remediation initiatives have been completed and have been operating effectively for a sufficient period of time. We can give no assurance that these measures will remediate the deficiencies in internal control or that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that may lead to a restatement of our financial statements or cause us to fail to meet our reporting obligations.

Management’s annual report on internal control over financial reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies. Additionally, our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Changes in internal control over financial reporting

Other than as described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table provides information regarding our executive officers and members of our board of directors (ages as of the date of this Annual Report on Form 10-K):

Name	Age	Position
Executive Officers
Chaitanya Kanojia	52	Chief Executive Officer and Director
Komal Misra	54	Executive Vice President and Chief Financial Officer
Joseph Lipowski	64	Executive Vice President and Chief Technology Officer
Alex Moulle-Berteaux	50	Executive Vice President and Chief Operating Officer
Virginia Lam Abrams	43	Executive Vice President, Government Affairs and Strategic Advancement
William Lundregan	51	Executive Vice President, Chief Legal Officer and Secretary
Jeremy MacKechnie	36	Executive Vice President, Head of People and Customer Experience
Brian Regan	39	Executive Vice President, Strategy and Chief of Staff

Non-Employee Directors
James Chiddix (1)(3)	76	Director
Amish Jani (1)(2)(3)	44	Director
Elizabeth A. Graham (1)(2)(3)	52	Director
Robert L. Nabors II (2)(3)	51	Director

(1)	Member of the audit committee.
(2)	Member of the nominating and corporate governance committee.
(3)	Member of the compensation committee.

Executive Officers

Chaitanya Kanojia. Chaitanya Kanojia co-founded Starry and has served as our Chief Executive Officer, Starry’s President and as a member of our Board since June 2015. Prior to Starry, Mr. Kanojia founded and served as the Chief Executive Officer of Aereo, Inc., an internet streaming service that allowed subscribers to record and watch live high-definition broadcast television on connected devices via a cloud-based over-the-air antenna and DVR. Mr. Kanojia previously founded and served as Chief Executive Officer of Navic Networks, an addressable advertising and interactive television technology provider to the cable and direct broadcast satellite industry that was acquired by Microsoft Corporation in 2008. Mr. Kanojia holds a M.S. in Computer Systems Engineering from Northeastern University and a bachelor’s degree in Mechanical Engineering from the National Institute of Technology in Bhopal, India. In 2014, Aereo, Inc. filed a petition for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code.

Mr. Kanojia is qualified to serve as a director because of his experience founding Starry and serving as our Chief Executive Officer.

Komal Misra. Komal Misra has served as our Chief Financial Officer since March 2021. Prior to Starry, Ms. Misra was Global Head of Corporate Finance at IPsoft, (renamed as Amelia) a privately held Artificial Intelligence company. Prior to IPsoft, Ms. Misra was the Vice President of Corporate Development and Vice President of Finance at Cognizant Technology Solutions Corp., an American multinational technology company that provides business consulting, information technology and outsourcing services. Ms. Misra holds an M.B.A. from The Wharton School at the University of Pennsylvania, a M.S. in Computer Science from Cleveland State University and a bachelor’s degree in Electrical Engineering from the Regional Engineering College in Kurukshetra, India.

Joseph Lipowski. Joseph Lipowski co-founded Starry and has served as our Chief Technology Officer since March 2015. Prior to Starry, Mr. Lipowski served as the Chief Technology officer for Aereo, Inc., an Internet streaming service that allowed subscribers to record and watch live high-definition broadcast television on connected devices via a cloud-based over-the-air antenna and DVR. Mr. Lipowski previously served as Senior Vice President of Engineering at LoJack Corporation, a manufacturer and distributor of stolen vehicle recovery systems.

Prior to LoJack, Mr. Lipowski was Vice President of Research, Base Station Subsystems Group of Andrew Corporation, a manufacturer of hardware for communications networks. Mr. Lipowski holds a M.S. in Electrical Engineering from the University of Michigan and a B.S. in Electrical Engineering from the Massachusetts Institute of Technology. In 2014, Aereo, Inc. filed a petition for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code.

Alex Moulle-Berteaux. Alex Moulle-Berteaux co-founded Starry and has served as our Chief Operating Officer since October 2018 and as Chief Marketing Officer from March 2015 to October 2018. Prior to Starry, Mr. Moulle-Berteaux served as Chief Commercial Officer for Aereo, Inc. Mr. Moulle-Berteaux previously served as Global Head of Marketing and Public Relations for Rockstar Games, the leading development and publishing label of publicly traded Take Two Interactive, a maker of video game franchises. Mr. Moulle-Berteaux holds a B.A. in Philosophy from Boston College. In 2014, Aereo, Inc. filed a petition for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code.

Virginia Lam Abrams. Virginia Lam Abrams is a co-founder of Starry and has served as our Senior Vice President Government Affairs and Strategic Advancement since 2020 and as our Senior Vice President, Communications and Government Relations from June 2015 to February 2020. Prior to Starry, Ms. Abrams served as Senior Vice President of Communications and Government Relations at Aereo, Inc. Ms. Abrams previously was Senior Vice President of Public Affairs at Rubenstein Communications and served as deputy press secretary and spokesperson for New York City Mayor Michael R. Bloomberg during his second term. Ms. Abrams holds a B.S. in Journalism and Political Science from Northwestern University. Ms. Abrams was Senior Vice President of Communications and Government Relations of Aereo, Inc. In 2014, Aereo, Inc. filed a petition for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code.

William Lundregan. William Lundregan has served as our General Counsel since July 2016 and as our Corporate Secretary since December 2017. Prior to joining Starry, Mr. Lundregan served as Senior Vice President, General Counsel and Secretary of Esselte Group Holdings, an international manufacturer and distributor of office products. Mr. Lundregan holds a J.D. from Boston College Law School, an M.B.A. from Boston College Carroll School of Management and a B.A. in English from Georgetown University.

Jeremy MacKechnie. Jeremy MacKechnie is our Senior Vice President of People and Customer Experience. Prior to this role, Mr. MacKechnie was the Vice President of Subscriber Operations from December 2018 to July 2021 and the Director of Customer Care from August 2015 to December 2018. Previously, Mr. MacKechnie was the Director of Customer Care at DramaFever, Inc., an on-demand streaming service for international content, subtitled and made available in North America. The company was acquired by SoftBank in 2014. Mr. MacKechnie also served as the Senior Support Specialist at Aereo, Inc. in 2012. Mr. MacKechnie holds a B.A. in International Political Economy and Spanish Literature with a minor in Business Administration at Fordham University.

Brian Regan. Brian Regan has served as our Senior Vice President of Strategy and Chief of Staff since April 2021, and previously served as our Vice President and Senior Director of Legal, Policy and Strategy from March 2017 to April 2021. Mr. Regan previously served as the Associate Bureau Chief of the Wireless Telecommunications Bureau of the Federal Communications Commission, after holding several other positions at the FCC, including Chief of Staff and Senior Legal and Policy Advisor to the Chief of the Wireless Telecommunications Bureau. Mr. Regan holds a J.D. from the Catholic University Columbus School of Law with a Certificate in Communications Law Studies, and a B.S. in Economics from the University of Delaware.

Non-Employee Directors

Amish Jani. Amish Jani has been a member of our Board since 2014. Mr. Jani is a founder and partner of FirstMark Capital. Prior to founding FirstMark Capital, Mr. Jani served as a partner with Pequot Ventures. Mr. Jani holds both a B.S. and M.B.A. from The Wharton School at the University of Pennsylvania.

Mr. Jani is qualified to serve on our Board because of his experience with Starry and his extensive experience as an investor, director and officer of a number of technology companies.

James Chiddix. James Chiddix has been a member of our Board since January 2017. Mr. Chiddix was previously Chairman and CEO at OpenTV Corp., a Nasdaq-listed software company from March 2004 to 2008. Previously, Mr. Chiddix was Chief Technology Officer at Time Warner Cable from 1986 to 2001, overseeing R&D, engineering and construction activities. Mr. Chiddix currently serves, or has served, on a number of public and private technology company boards including Arris, Inc., a role he held from July 2009 to April 2019, Vobile, Inc., a role he held from March 2017 to May 2020 and Virgin Media Inc., a role he held from August 2008 to May 2013. Mr. Chiddix attended the Cornell University College of Engineering.

Mr. Chiddix is qualified to serve on our Board because of his experience with Starry and his extensive experience as a leader in the broadband industry and with public companies.

Elizabeth A. Graham. Elizabeth Graham currently serves as the Chief Operating Officer at Indigo Ag. Inc., having served in that role since December 2020. She was previously the president of Notarize, Inc. from January 2020 to May 2020 and joined as Chief Operating Officer in January 2019. She was Vice President of Global Sales and Service at Wayfair LLC from May 2015 to December 2018. Prior to working in technology, she had a thirteen-year career in cable and telecommunications. Ms. Graham holds an A.B. from Harvard College, a M.St. from the University of Oxford, England, and a J.D. from Harvard Law School.

Ms. Graham is qualified to serve on our Board because of her experience with company leadership roles in technology companies.

Robert L. Nabors II. Robert Nabors currently serves and has served as director of the Bill & Melinda Gates Foundation since January 2016. He was previously deputy chief of staff of The White House for the Obama administration from January 2013 to April 2015 and was deputy director for the United States Office of Management and Budget from January 2009 to February 2011. Mr. Nabors holds a B.A. from the University of Notre Dame and a M.A. from the University of North Carolina at Chapel Hill.

Mr. Nabors is qualified to serve on our Board because of his experience in policy development, government relations, regulatory work and financial reporting.

Family Relationships

There are no familial relationships among our directors and executive officers.

Board Composition

Our Board comprises five directors and is divided into three classes with staggered three-year terms. Our directors are divided among the three classes as follows:

•	the Class I director is Elizabeth Graham and her term will expire at the annual meeting of stockholders to be held in 2023;

•	the Class II directors are James Chiddix and Robert Nabors and their terms will expire at the annual meeting of stockholders to be held in 2024; and

•	the Class III directors are Chaitanya Kanojia and Amish Jani and their terms will expire at the annual meeting of stockholders to be held in 2025.

Directors in a particular class will be elected for three-year terms at the annual meeting of stockholders in the year in which their terms expire. As a result, only one class of directors will be elected at each annual meeting of our stockholders, with the other classes continuing for the remainder of their respective three-year terms. Each director’s term continues until the election and qualification of his or her successor, or the earlier of his or her death, resignation or removal.

Our amended and restated certificate of incorporation and bylaws provide that only our Board can fill vacant directorships, including newly created seats. Any additional directorships resulting from an increase in the authorized number of directors would be distributed pro rata among the three classes so that, as nearly as possible, each class would consist of one-third of the authorized number of directors.

Controlled Company Exemption

Following the Business Combination, Mr. Kanojia beneficially owns more than 50% of the combined voting power for the election of our directors. As a result, we are be a “controlled company” within the meaning of the corporate governance standards of the NYSE and may elect not to comply with certain corporate governance standards, including, but not limited to, the following requirements:

•	that a majority of our Board consist of directors who qualify as “independent” as defined under the rules of the NYSE;

•	that we have a nominating and corporate governance committee composed entirely of independent directors; and

•	that we have a compensation committee composed entirely of independent directors.

Although we do not currently do so, we may elect to utilize one or more of these exemptions for so long as we remain a “controlled company.” Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of these corporate governance requirements. In the event that we cease to be a “controlled company” and our shares continue to be listed on the NYSE, we will be required to comply with these provisions within the applicable transition periods.

Director Independence

Each member of our Board, other than Mr. Kanojia, qualifies as independent, as defined under the listing rules of the NYSE. In addition, we are subject to the rules of the SEC and NYSE relating to the memberships, qualifications, and operations of the audit committee, as discussed below.

Board Oversight of Risk

One of the key functions of our Board is the informed oversight of our risk management process. Our Board does not have a standing risk management committee, but rather administers this oversight function directly through our Board as a whole, as well as through various standing committees of our Board that address risks inherent in their respective areas of oversight. For example, our audit committee is responsible for overseeing the management of risks associated with our financial reporting, accounting, and auditing matters, and our compensation committee oversees the management of risks associated with our compensation policies and programs.

Board Committees

Our Board has established an audit committee, a compensation committee, and a nominating and corporate governance committee. Our Board may establish other committees to facilitate the management of our business. Our Board and its committees meet throughout the year and can also hold special meetings and act by written consent from time to time, as appropriate. Our Board delegates various responsibilities and authority to its committees as generally described below. The committees regularly report on their activities and actions to our full Board. Each member of each committee of our Board qualifies as an independent director in accordance with the listing standards of the NYSE. Each committee of our Board has a written charter approved by our Board. Copies of each charter are posted on our website at www.starry.com/investors. The inclusion of our website address in this Annual Report on Form 10-K does not include or incorporate by reference the information on our website into this Annual Report on Form 10-K. Members will serve on these committees until their resignation or until otherwise determined by our Board.

Audit Committee

The members of our audit committee are James Chiddix, Elizabeth Graham and Amish Jani, each of whom can read and understand fundamental financial statements. Each of Mr. Chiddix and Ms. Graham is independent under the rules and regulations of the SEC and the listing standards of the NYSE applicable to audit committee members. Our board of directors determined that Mr. Jani does not satisfy the independence criteria set forth in Rule 10A-3. Accordingly, we are relying on the exemption from the independence requirements under Rule 10A-3(b)(1)(iv)(A) that permits a minority of the members of our audit committee to be exempt from the independence requirements for a period of time. Mr. Chiddix is chair of the audit committee. Mr. Chiddix qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of the NYSE.

Our audit committee assists our Board with its oversight of the following: the integrity of our financial statements; our compliance with legal and regulatory requirements; the qualifications, independence, and performance of our independent registered public accounting firm; and the design and implementation of our internal audit function and risk assessment and risk management. Among other things, our audit committee is responsible for reviewing and discussing with our management the adequacy and effectiveness of our disclosure controls and procedures. The audit committee also discusses with our management and independent registered public accounting firm the annual audit plan and scope of audit activities, scope and timing of the annual audit of our financial statements, and the results of the audit, and quarterly reviews of our financial statements and, as appropriate, initiates inquiries into certain aspects of our financial affairs. Our audit committee is responsible for establishing and overseeing procedures for the receipt, retention, and treatment of any complaints regarding accounting, internal accounting controls, or auditing matters, as well as for the confidential and anonymous submissions by our employees of concerns regarding questionable accounting or auditing matters. In addition, our audit committee has direct responsibility for the appointment, compensation, retention, and oversight of the work of our independent registered public accounting firm. Our audit committee has sole authority to approve the hiring and discharging of our independent registered public accounting firm, all audit engagement terms and fees, and all permissible non-audit engagements with the independent auditor. Our audit committee reviews and oversees all related-person transactions in accordance with the our policies and procedures.

Compensation Committee

The members of our compensation committee are Amish Jani, James Chiddix, Elizabeth Graham and Robert Nabors. Ms. Graham is the chair of the compensation committee. Each member of our compensation committee is considered independent under the rules and regulations of the SEC and the listing standards of the NYSE applicable to compensation committee members.

Our compensation committee assists our Board in discharging certain of our responsibilities with respect to compensating our executive officers, and the administration and review of our incentive plans for employees and other service providers, including our equity incentive plans, and certain other matters related to our compensation programs.

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are Elizabeth Graham, Amish Jani and Robert Nabors. Mr. Jani is the chair of the nominating and corporate governance committee.

Our nominating and corporate governance committee assists our Board with its oversight of and identification of individuals qualified to become members of our Board, consistent with criteria approved by our Board, and selects, or recommends that our Board selects, director nominees, develops and recommends to our Board a set of corporate governance guidelines, and oversees the evaluation of our Board.

Code of Conduct and Ethics

We have adopted a Code of Conduct and Ethics that applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, as well as all of our contractors, consultants, suppliers, and agents in connection with their work for us. The full text of our Code of Conduct and Ethics is posted on our website at www.starry.com/investors. We intend to disclose future amendments to, or waivers of, our Code of Conduct and Ethics, as and to the extent required by SEC regulations, at the same location on our website identified above or in public filings. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information contained on our website to be part of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

All share counts in this section are shown as of December 31, 2021, on a pre-Business Combination basis. In addition, this section provides compensation information pursuant to the scaled SEC disclosure rules applicable to “emerging growth companies.”

This section discusses the material components of the executive compensation program for our executive officers who are named in the “2021 Summary Compensation Table” below. In 2021, the “named executive officers” and their positions with Starry were as follows:

•	Chaitanya Kanojia, President and Chief Executive Officer;

•	Alex Moulle-Berteaux, Executive Vice President and Chief Operating Officer; and

•	Joseph Lipowski, Executive Vice President and Chief Technology Officer.

Following the Business Combination, our named executive officers have continued in their current positions.

This discussion may contain forward-looking statements that are based on our current plans, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt following the completion of the Business Combination may differ materially from the currently planned programs summarized in this discussion.

2021 Summary Compensation Table

The table below shows compensation of our named executive officers for the years ended December 31, 2021 and December 31, 2020.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)
Chaitanya Kanojia	2021	300,861	100,000	400,861
President and Chief Executive Officer	2020	311,538	50,000	361,538
Alex Moulle-Berteaux	2021	300,000	89,977	389,977
Executive Vice President and Chief Operating Officer	2020	311,538	99,573	411,111
Joseph Lipowski	2021	250,809	50,025	300,834
Executive Vice President and Chief Technology Officer	2020	309,615	50,000	359,615

2021 Salaries

The named executive officers receive a base salary to compensate them for services rendered to the Company. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities.

2021 Bonuses

For 2021, the cash bonuses for our named executive officers were determined by our board of directors on a discretionary basis based on the board’s assessment of our overall performance and the individual executive’s contributions. The named executive officers other than Mr. Moulle-Berteaux received an annual bonus, paid in cash. For Mr. Moulle-Berteaux, the 2021 bonus amount was also discretionary but our board paid the bonus quarterly after reviewing the number of net subscribers as a percentage of a target for each quarter, which served as a reference point for our board in determining the discretionary amount to pay. The actual bonuses paid to each named executive officer for 2021 are set forth above in the Summary Compensation Table in the column entitled “Bonus.”

Equity Compensation

Mr. Moulle-Berteaux currently holds stock options, which were granted pursuant to the Starry Stock Plan, which is summarized below. None of our named executive officers received any equity grants in 2021.

We adopted the Starry Group Holdings, Inc. 2022 Incentive Award Plan (the “Equity Incentive Plan”) to facilitate the grant of cash and equity incentives to directors, employees (including our named executive officers) and consultants of our company and certain of its affiliates and to enable our company and certain of its affiliates to obtain and retain services of these individuals, which is essential to our long-term success. For additional information about the Equity Incentive Plan, please see the section entitled “Equity Incentive Plan” below.

Outstanding Equity Awards at 2021 Fiscal Year-End

The figures in the table below show outstanding equity awards as of December 31, 2021, all of which were granted under the Starry Stock Plan. The number of shares subject to the awards, and the exercise prices for the options, reflect the actual shares and exercise prices as of December 31, 2021. The number of shares subject to Starry Options and Starry RSU Awards that are outstanding at the Acquisition Merger Effective Date, and the exercise price of such Starry Options, were subsequently adjusted to reflect the Business Combination.

		Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Expiration Price ($)	Option Expiration Date
Alex Moulle-Berteaux	07/31/2015	360,000	(1)	—	0.077	07/30/2025
	10/23/2018	2,086,241	(1)	481,441	0.32	10/22/2028

(1)

The options are subject to a four-year vesting schedule, with 25% of the shares subject to each stock option vesting on the first anniversary of the grant date and the remainder vesting in equal quarterly installments thereafter, subject to continued employment through each vesting date. The stock options granted to our named executive officers may be subject to accelerated vesting in the event of a Sale Event (as defined in the Starry Stock Plan) of the Company.

Executive Compensation Arrangements — Existing Agreements

We have entered into offer letters with each of our named executive officers.

Chaitanya Kanojia

On June 10, 2015, we entered into an offer letter with Mr. Kanojia, providing for his position as Chief Executive Officer (the “Kanojia Offer Letter”). Mr. Kanojia’s employment with the Company is at-will and either party may terminate the Kanojia Offer Letter without notice. The Kanojia Offer Letter provides that

Mr. Kanojia is entitled to a base salary of $300,000 per year. Mr. Kanojia has the opportunity to earn an annual bonus, determined in the sole discretion of our board of directors. Mr. Kanojia is also entitled to participate in our health and welfare plans.

Joseph Lipowski

On February 24, 2015, we entered into an offer letter with Mr. Lipowski, providing for his position as Chief Technology Officer (the “Lipowski Offer Letter”). Mr. Lipowski’s employment with the Company is at-will and either party may terminate the Lipowski Offer Letter without notice. The Lipowski Offer Letter provides that

Mr. Lipowski is entitled to a base salary of $170,000 per year. Mr. Lipowski is also entitled to participate in our health and welfare plans.

Alex Moulle-Berteaux

On February 24, 2015, we entered into an offer letter with Mr. Moulle-Berteaux, providing for his position as Head of Products and Marketing (the “Moulle-Berteaux Offer Letter”). Mr. Moulle-Berteaux’s employment with the Company is at-will and either party may terminate the Moulle-Berteaux Offer Letter without notice. The Moulle-

Berteaux Offer Letter provides that Mr. Moulle-Berteaux is entitled to a base salary of $250,000 per year. Mr. Moulle-Berteaux has the opportunity to earn an annual bonus up to $50,000, determined in our sole discretion. Mr. Moulle-Berteaux is also entitled to participate in our health and welfare plans.

Retirement Plans

We maintain a 401(k) retirement savings plan for our employees, including our named executive officers, who satisfy certain eligibility requirements. Our named executive officers are eligible to participate in the 401(k) plan on the same terms as other full-time employees. The Internal Revenue Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. We believe that providing a vehicle for tax-deferred retirement savings though our 401(k) plan adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our named executive officers, in accordance with our compensation policies. We have not provided a match under our 401(k) plan.

Termination and Change in Control Arrangements

The only rights our named executives have in connection with a termination or change in control arrangements relate to the acceleration of stock options as set forth in the “— Outstanding Equity Awards at 2020 Fiscal Year End”.

Equity Compensation Plans

Starry Stock Plan

We currently maintain the Starry, Inc. Amended and Restated 2014 Stock Option and Grant Plan (the “Starry Stock Plan”). The Starry Stock Plan provides our employees (including the named executive officers), consultants, non-employee directors and other key persons and those of our any subsidiary the opportunity to participate in the equity appreciation of our business through the receipt of stock options to purchase shares of our common stock, restricted stock and restricted stock units. We believe that such awards encourage a sense of proprietorship and stimulate interest in our development and financial success. The Starry Stock Plan is no longer available for use for the grant of future awards, but will continue to govern the terms of awards that were previously granted and that remain outstanding.

Equity Incentive Plan

In connection with the Business Combination, our board adopted the Equity Incentive Plan, under which we may grant cash and equity incentive awards to directors, employees (including our named executive officers) and consultants in order to attract, motivate and retain the talent for which we compete. The Equity Incentive Plan became effective on March 29, 2022 and replaced the Starry Stock Plan.

ESPP

In connection with the Business Combination, our board adopted the Starry Group Holdings, Inc. 2022 Employee Stock Purchase Plan (the “ESPP”), under which employees (including our named executive officers) may purchase our common stock through payroll deductions of up to 20% of their eligible compensation. The ESPP became effective on March 29, 2022.

Executive Compensation

We intend to develop an executive compensation program that is designed to align compensation with our business objectives and the creation of shareholder value, while enabling us to attract, retain, incentivize and reward individuals who contribute to our long-term success. Decisions regarding the executive compensation program will be made by our compensation committee.

Certain of our executive officers are eligible to receive a one-time lump sum cash bonus following the successful completion of the Business Combination. Mr. Kanojia is eligible to receive $500,000, Messrs. Lundregan and Regan are each eligible to receive $400,000 and Mr. Moulle-Berteaux and Mmes. Misra and Lam Abrams are each eligible to receive $325,000.

Director Compensation

None of our directors for our fiscal year ended December 31, 2021 or any prior fiscal years have received any compensation for their services as a director. We are evaluating our compensation program for non-employee directors and we intend to adopt a non-employee compensation program consistent with market practices to the extent appropriate. The compensation of Chaitanya Kanojia as named executive officer is set forth above under “Executive Compensation — 2021 Summary Compensation Table.”

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee has ever been a member of the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of our Board or compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to us regarding the beneficial ownership of our Common Stock by:

•	each person who is our named executive officer or director;

•	all of our executive officers and directors as a group; and

•	each person who is a beneficial owner of more than 5% of our Class A Common Stock or our Class X Common Stock.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she, or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days and restricted stock units that may be settled within 60 days. Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to the voting securities beneficially owned by them.

The beneficial ownership of our Common Stock is based on 157,054,774 shares of Class A Common Stock and 9,268,335 shares of Class X Common Stock issued and outstanding as of March 29, 2022. Unless otherwise noted, the business address of those listed in the table below is c/o Starry Group Holdings, Inc., 38 Chauncy Street, Suite 200, Boston, MA.

Name and Address of Beneficial Owners	Number of Shares of Class A Common Stock	% of Shares of Class A Common Stock	Number of Shares of Class X Common Stock	% of Shares of Class X Common Stock	% of Total Voting Power**
Five Percent Holders
Entities affiliated with FirstMark(1)	24,565,818	15.6%	—	—	7.2%
Entities affiliated with FMR LLC(2)	22,781,403	14.5%	—	—	6.7%
Tiger Global Private Investment Partners IX, LP(3)	22,011,021	14.0%	—	—	6.4%
FirstMark Horizon Sponsor LLC(4)	15,194,025	9.2%	—	—	4.3%
Entities affiliated with Arrowmark(5)	12,488,513	8.0%	—	—	3.6%
QSI, Inc.(6)	10,061,363	6.4%	—	—	2.9%

Directors and Named Executive Officers
Chaitanya Kanojia(7)	13,621,830	8.7%	9,268,335	100.0%	58.1%
Komal Misra(8)	184,078	*	—	—	*
Joseph Lipowski	5,522,633	3.5%	—	—	1.6%
Alex Moulle-Bertreux(9)	1,897,248	1.2%	—	—	*
Amish Jani(1)(4)	39,759,843	24.0%	—	—	11.3%
James Chiddix(10)	125,996	*	—	—	*
Elizabeth Graham	—	—	—	—	—
Robert Nabors	—	—	—	—	—
All Directors and Executive Officers as a Group (12 Individuals)	64,510,521	38.5%	9,268,335	100.0%	70.8%

*	Less than one percent.
**

Percentage of total voting power represents the combined voting power with respect to all shares of Class A Common Stock and Class X Common Stock, voting as a single class. Each share of Class X Common Stock is entitled to 20 votes per share, subject to certain limitations described in this Annual Report on Form 10-K and each share of Class A Common Stock is entitled to one vote per share.

(1)

Consists of (i) 9,565,341 shares of Class A Common Stock owned by FirstMark Capital III, L.P., for itself and as nominee for FirstMark Capital III Entrepreneurs Fund, L.P.; (ii) 4,548,440 shares of Class A Common Stock owned by FirstMark Capital OF I L.P.; (iii) 2,695,372 shares of Class A Common Stock owned by FirstMark Capital OF II, L.P., for itself and as nominee for FirstMark Capital OF II-F, L.P.; (iv) 2,582,691 shares of Class A Common Stock owned by FirstMark Capital OF III, L.P., for itself and as nominee for FirstMark Capital OF III-F, L.P.; (v) 3,893,974 shares of Class A Common Stock owned by FirstMark Capital S1, L.P.; and (vi) 1,280,000 shares of Class A Common Stock owned by FirstMark Capital S2, L.P. Richard Heitzmann and Amish Jani are the managing members of FirstMark Capital III GP, LLC, the general partner of FirstMark Capital III, L.P., the managing members of FirstMark Capital OF I GP, LLC, the general partner of FirstMark Capital OF I, L.P., the managing members of FirstMark Capital OF II GP, LLC, the general partner of FirstMark Capital OF II, L.P., the managing members of FirstMark Capital OF III GP, LLC, the general partner of FirstMark Capital OF III, L.P., the managing members of FirstMark Capital S1 GP, LLC, the general partner of FirstMark Capital S1, L.P. and the managing members of FirstMark Capital S2 GP, LLC, the general partner of FirstMark Capital S2, L.P. The address of each of the entities in this footnote is 100 Fifth Ave, 3rd Floor, New York, NY 10011.

(2)

Consists of (i) 225,690 shares of Class A Common Stock owned by Booth & Co FBO Fidelity Securities Fund: Fidelity Blue Chip Growth K6 Fund; (ii) 3,860 shares of Class A Common Stock owned by Booth & Co FBO Fidelity Securities Fund: Fidelity Flex Large Cap Growth Fund; (iii) 333,389 shares of Class A Common Stock owned by Booth & Co FBO Fidelity Securities Fund: Fidelity OTC Portfolio; (iv) 210,621 shares of Class A Common Stock owned by Booth & Co., LLC FBO Variable Insurance Products Fund III: Growth Opportunities Portfolio; (v) 276,049 shares of Class A Common Stock owned by FLAPPER CO FBO FIAM Target Date Blue Chip Growth Commingled Fund; (vi) 1,433,321 shares of Class A Common Stock owned by Mag & Co FBO Fidelity Advisor Series I: Fidelity Advisor Growth Opportunities Fund; (vii) 121,296 shares of Class A Common Stock owned by Mag & Co FBO Fidelity Blue Chip Growth Commingled Pool; (viii) 7,149,820 shares of Class A Common Stock owned by Mag & Co FBO Fidelity Growth Company Commingled Pool; (ix) 1,218,562 shares of Class A Common Stock owned by Mag & Co FBO Fidelity Mt. Vernon Street Trust: Fidelity Series Growth Company Fund; (x) 6,868 shares of Class A Common Stock owned by Mag & Co FBO Fidelity OTC Commingled Pool; (xi) 3,163,204 shares of Class A Common Stock owned by Mag & Co FBO Fidelity Securities Fund: Fidelity Blue Chip Growth Fund; (xii) 6,890,907 shares of Class A Common Stock owned by Powhatan & Co, LLC FBO Fidelity Mt. Vernon Street Trust: Fidelity Growth Company Fund; (xiii) 1,338,789 shares of Class A Common Stock owned by Powhatan & Co., LLC FBO Fidelity Mt. Vernon Street Trust: Fidelity Growth Company K6 Fund; (xiv) 3,882 shares of Class A Common Stock owned by THISBE & Co: FBO Fidelity Blue Chip Growth Institutional Trust; (xv) 54,022 shares of Class A Common Stock owned by WARMWIND + CO FBO Fidelity Advisor Series I: Fidelity Advisor Series Growth Opportunities Fund; (xvi) 346,148 shares of Class A Common Stock owned by WAVECHART + CO FBO Fidelity Securities Fund: Fidelity Series Blue Chip Growth Fund; and (xvii) 4,975 shares of Class A Common Stock owned by THISBE & CO FBO Fidelity U.S. Growth Opportunities Investment Trust. These accounts are managed by direct or indirect subsidiaries of FMR LLC. Abigail P. Johnson is a Director, the Chairman, the Chief Executive Officer and the President of FMR LLC. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act (the “Fidelity Funds”) advised by Fidelity Management & Research Company, a wholly owned subsidiary of FMR LLC, which power resides with the Fidelity Funds’ Boards of Trustees. Fidelity Management & Research Company carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees. The address for each of the Fidelity entities identified in this footnote is 245 Summer Street, Boston, Massachusetts 02210.

(3)

Consists of 20,677,688 shares of Class A Common Stock owned by Tiger Global Private Investment Partners IX, L.P. and an affiliate of Tiger Global Management, LLC. Voting and dispositive power over such shares of Class A Common Stock is shared by other entities affiliated with Tiger Global Management, LLC. Tiger Global Management, LLC is controlled by Chase Coleman and Scott Shleifer. The business address for each of these entities and individuals is c/o Tiger Global Management, LLC, 9 West 57th Street, 35th Floor, New York, New York 10019.

(4)

Consists of (i) 2,557,500 shares of Class A Common Stock held by the Sponsor; (ii) 4,128,113 Earnout Shares; and (iii) 8,508,413 shares of Class A Common Stock issuable upon the exercise of warrants. The managers of the Sponsor, Messrs. Heitzmann and Jani, by virtue of their shared control over the Sponsor, may be deemed to beneficially own shares held by the Sponsor. Messrs. Heitzmann and Jani are also the managers of the entities affiliated with FirstMark, and by virtue of their shared control over such entities, may be deemed to beneficially own shares held by such entities. The address of the Sponsor is c/o FirstMark Horizon Acquisition Corp., 100 5th Ave, 3rd Floor, New York, New York 10011.

(5)

Consists of 253,188 shares of Class A Common Stock owned by ArrowMark Colorado Holdings LLC (“ArrowMark”) and 13,807,842 shares of Class A Common Stock held by various entities and persons for which ArrowMark acts as the investment advisor with respect to such shares. None of the various entities and persons holding shares through accounts managed by ArrowMark is individually a beneficial owner of more than 5% of our Class A Common Stock. Mr. Corkins is the managing member of ArrowMark. The address for Arrow Colorado and Mr. Corkins is c/o ArrowMark Partners, 100 Fillmore St, Suite 325, Denver, CO 80206.

(6)

Consists of 10,061,363 shares of Class A Common Stock owned by QSI, Inc. (“QSI”). QSI is a wholly owned subsidiary of Quanta Services, Inc. (“Quanta”). Quanta, a publicly traded company, holds ultimate voting and investment power over the shares of Class A Common Stock held by QSI. The address for QSI and Quanta is 2800 Post Oak Boulevard, Suite 2600, Houston, TX 77056.

(7)

Consists of (i) 9,268,335 shares of Class X Common Stock held by Mr. Kanojia; (ii) 368,158 shares of Class A Common Stock held by Chaitanya Kanojia Qualified Annuity Interest Trust, of which Mr. Kanojia serves as trustee; (iii) 12,885,514 shares of Class A Common Stock held by Tracie Longman, Mr. Kanojia’s spouse; and (iv) 368,158 shares of Class A Common Stock held by the Tracie L. Longman Qualified Annuity Interest Trust, of which Ms. Longman serves as trustee.

(8)	Consists of 184,078 shares of Class A Common Stock issuable upon exercise of options or settlement of restricted stock units within 60 days.
(9)	Includes 479,841 shares of Class A Common Stock issuable upon exercise of options within 60 days.
(10)	Includes 55,223 shares of Class A Common Stock issuable upon exercise of options within 60 days.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2021 with respect to the shares of our common stock that may be issued under the Starry Stock Plan:

Plan category:	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and RSUs (1)	Weighted-Average Exercise Price of Outstanding Options and Warrants (2)	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excludes securities reflected in first column) (3)
Equity compensation plans approved by security holders	92,868,415	$0.24	1,869,067
Equity compensation plans not approved by security holders	—	—	—

Total	92,868,415	$0.24	1,869,067

(1)	As of December 31, 2021, there were 43,769,767 options outstanding, 44,660,898 warrants outstanding and 4,437,750 RSUs outstanding under the Starry Stock Plan.
(2)

As of December 31, 2021, the weighted-average exercise price of outstanding options and warrants under the Starry Stock Plan was $0.47 and $0.01, respectively. The weighted average exercise price is calculated based solely on the exercise prices of the outstanding options and warrants, and does not reflect the shares that will be issued upon the vesting of outstanding RSUs, which have no exercise price.

(3)

As of December 31, 2021, an aggregate of 1,869,067 of common stock were available for issuance under the Starry Stock Plan. Subsequent to December 31, 2021, the Starry Stock Plan was terminated on March 29, 2022, upon which date the Equity Incentive Plan and ESPP became effective.

The number of shares initially available for issuance under awards granted pursuant to the Equity Incentive Plan is 22,775,288 shares of our common stock. The number of shares initially available for issuance will be increased on January 1st of each calendar year beginning in 2023 and ending on and including January 1, 2031, by an amount equal to the lesser of (a) 5% of the aggregate number of shares of our Class A Common Stock and our Class X Common Stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as determined by our Board.

A total of 4,555,058 shares of our common stock were initially reserved for issuance under the ESPP. In addition, the number of shares available for issuance under the ESPP will be annually increased on January 1st of each calendar year beginning in 2023 and ending on and including January 31, 2031, by an amount equal to the lesser of (A) 1% of the aggregate number of shares of our Class A Common Stock and our Class X Common Stock outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares as is determined by our Board.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Policies and Procedures for Approval of Related Person Transactions

Our Board has adopted a written related person transaction policy that sets forth the following policies and procedures for the review and approval or ratification of related person transactions.

A “Related Person Transaction” is a transaction, arrangement or relationship in which we or any of our subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest. A “Related Person” means:

•	any person who is, or at any time during the applicable period was, one of our executive officers or a member of our Board;

•	any person who is known by us to be the beneficial owner of more than 5% of our voting stock;

•

any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, officer or a beneficial owner of more than 5% of our voting stock and any person (other than a tenant or employee) sharing the household of such director, executive officer or beneficial owner of more than 5% of our voting stock; and

•

any firm, corporation or other entity in which any of the foregoing persons is a partner or principal or in a similar position or in which such person has a 10% or greater beneficial ownership interest.

We have policies and procedures designed to minimize potential conflicts of interest arising from any dealings it may have with its affiliates and to provide appropriate procedures for the disclosure of any real or potential conflicts of interest that may exist from time to time. Specifically, the audit committee will have the responsibility to review related person transactions.

Relationships and Transactions with Directors, Executive Officers and Significant Stockholders

Starry Series E Preferred Stock Financing

In March 2021, Starry sold an aggregate of (1) 18,700,445 shares of Starry Series E-1 Preferred Stock at the conversion price described below with respect to the conversion of convertible promissory notes; (2) 7,121,417 shares of Starry Series E-2 Preferred Stock at the conversion price described below with respect to the conversion of convertible promissory notes; and (3) 68,452,380 shares of Starry Series E-3 Preferred Stock at a purchase price of $1.68, in each case to the related persons listed below. The following table summarizes these purchases by such related persons:

Name	Shares of Starry Series E-1 Preferred Stock	Total Purchase Price
Entities affiliated with ArrowMark(1)	2,003,357	$2,864,814
Entities affiliated with FirstMark Capital(2)	1,670,162	$2,349,138
Entities affiliated with FMR LLC(3)	15,026,926	$21,140,327

Name	Shares of Starry Series E-2 Preferred Stock	Total Purchase Price
Entities affiliated with ArrowMark(1)	1,124,555	$1,506,904
Entities affiliated with FirstMark Capital(2)	2,249,110	$3,000,000
Tiger Global Private Investment Partners IX, LP(4)	3,747,752	$5,021,988

Name	Shares of Starry Series E-3 Preferred Stock	Total Purchase Price
QSI, Inc.(5)	53,571,428	$90,000,000
Entities affiliated with FMR LLC(3)	14,880,952	$25,000,000

(1)	Entities affiliated with ArrowMark held more than 5% of Starry’s outstanding capital stock.
(2)	Entities affiliated with FirstMark Capital held more than 5% of Starry’s outstanding capital stock.

(3)	Entities affiliated with FMR LLC held more than 5% of Starry’s outstanding capital stock.
(4)	Tiger Global Private Investment Partners IX, LP held more than 5% of Starry’s outstanding capital stock.
(5)	QSI, Inc., a wholly owned affiliate of Quanta, held more than 5% of Starry’s outstanding capital stock.

Convertible Note Financing

In certain cases, the payment of the total purchase price for shares of Starry Series E-1 Preferred Stock and Starry Series E-2 Preferred Stock listed above consisted of, or included, the conversion of convertible promissory notes held by the related persons. In September 2020, Starry sold an aggregate of approximately $26.3 million in principal amount of convertible promissory notes to the related persons listed below. Interest on the principal amount of the convertible promissory notes accrued at the rate of 3% per year. The outstanding principal and accrued interest of such convertible promissory notes converted into shares of Starry Series E-1 Preferred Stock at a discounted purchase price of $1.43 per share and are reflected in the above table. From January 2021 to March 2021, Starry sold an aggregate of approximately $9.5 million principal amount of convertible promissory notes to the related persons listed below. Interest on the principal amount of the convertible promissory notes accrued at the rate of 3% per year. The outstanding principal and accrued interest of such convertible promissory notes converted into shares of Starry Series E-2 Preferred Stock at a discounted purchase price of $1.34 per share and are reflected in the above table. The following table summarizes the convertible promissory notes issued by Starry to such related persons:

Name	Principal Amount	Security Converted Into
Entities affiliated with ArrowMark (1)	$2,818,710	Starry Series E-1 Preferred Stock
Entities affiliated with ArrowMark (1)	$1,500,000	Starry Series E-2 Preferred Stock
Entities affiliated with FirstMark Capital (2)	$2,349,138	Starry Series E-1 Preferred Stock
Entities affiliated with FirstMark Capital (2)	$3,000,000	Starry Series E-2 Preferred Stock
Entities affiliated with FMR LLC (3)	$21,140,327	Starry Series E-1 Preferred Stock
Tiger Global Private Investment Partners IX, LP (4)	$5,021,988	Starry Series E-2 Preferred Stock

(1)	Entities affiliated with ArrowMark held more than 5% of Starry’s outstanding capital stock.
(2)	Entities affiliated with FirstMark Capital held more than 5% of Starry’s outstanding capital stock.
(3)	Entities affiliated with FMR LLC held more than 5% of Starry’s outstanding capital stock.
(4)	Tiger Global Private Investment Partners IX, LP held more than 5% of Starry’s outstanding capital stock.

Starry Series D Preferred Stock Financing

From March 2019 to July 2020, Starry sold 82,280,095 shares of Starry Series D Preferred Stock at a purchase price of $1.43 to the related persons listed below. The following table summarizes these purchases by such related persons:

Name	Shares of Series D Preferred Stock	Total Purchase Price
Entities affiliated with ArrowMark(1)	6,993,008	$10,000,001
Entities affiliated with FirstMark Capital(2)	26,504,099	$37,900,862
Entities affiliated with FMR LLC(3)	34,167,603	$48,859,672
Tiger Global Private Investment Partners IX, LP(4)	14,615,385	$20,900,001

(1)	Entities affiliated with ArrowMark held more than 5% of Starry’s outstanding capital stock.
(2)	Entities affiliated with FirstMark Capital held more than 5% of Starry’s outstanding capital stock.
(3)	Entities affiliated with FMR LLC held more than 5% of Starry’s outstanding capital stock.
(4)	Tiger Global Private Investment Partners IX, LP held more than 5% of Starry’s outstanding capital stock.

Starry Series C Preferred Stock Financing

From December 2017 to June 2018, Starry sold 93,614,426 shares of Starry Series C Preferred Stock at a purchase price of $0.922 to the related persons listed below. The following table summarizes these purchases by such related persons:

Name	Shares of Series C Preferred Stock	Total Purchase Price
Entities affiliated with ArrowMark(1)	13,015,185	$12,000,001
Entities affiliated with FirstMark Capital(2)	21,691,974	$20,000,000
Entities affiliated with FMR LLC(3)	18,980,477	$17,500,000
Tiger Global Private Investment Partners IX, LP(4)	39,926,790	$36,812,500

(1)	Entities affiliated with ArrowMark held more than 5% of Starry’s outstanding capital stock.
(2)	Entities affiliated with FirstMark Capital held more than 5% of Starry’s outstanding capital stock.
(3)	Entities affiliated with FMR LLC held more than 5% of Starry’s outstanding capital stock.
(4)	Tiger Global Private Investment Partners IX, LP held more than 5% of Starry’s outstanding capital stock.

Merger Agreement and Related Agreements

Certain Sponsor affiliates held ownership interests in Starry and participated in the sale of the Series Z Shares. In addition to serving as FirstMark’s President and Chairman of FirstMark’s board of directors, Mr. Jani is affiliated with and/or possesses a financial interest in such investment entities and is a member of our Board.

This following description of the material terms of the Merger Agreement is qualified in its entirety by reference to the complete text of the Merger Agreement, a copy of which is incorporated by reference as an exhibit to this Annual Report on Form 10-K. This summary does not purport to be complete and may not contain all of the information about the Merger Agreement.

The Business Combination was consummated pursuant to the terms of the Merger Agreement. Pursuant to the Merger Agreement: (a) on the SPAC Merger Effective Time, FirstMark merged with and into Starry Group, with Starry Group surviving as a publicly traded entity and became the sole owner of Merger Sub; (b) on the Acquisition Merger Effective Date, Merger Sub merged with and into Starry, with Starry surviving as a wholly owned subsidiary of Starry Group.

In connection with the Merger Agreement, we, FirstMark, and entities affiliated with ArrowMark (which are affiliated with entities that collectively held more than 5% of Starry’s capital stock prior to the Business Combination) entered into a non-redemption agreement dated March 9, 2022. Pursuant to the non-redemption agreement, (1) such entities affiliated with ArrowMark agreed to not redeem a certain number of shares of Class A common stock of FirstMark beneficially owned by such entities, and (2) we agreed to issue to such entities with a number of shares of our Class A common stock equal to (i) the number of shares of Class A common stock of FirstMark beneficially owned by such entities multiplied by (ii) (a) 1.33 less (b) the Class A Exchange Ratio (as defined in the Merger Agreement); subject to a minimum amount of our Class A common stock.

PIPE Investment

Certain purchasers of the PIPE Shares related to Starry entered into subscription agreements with FirstMark and us, pursuant to which they have subscribed for shares of our Class A Common Stock in connection with the sale of the PIPE Shares. Such purchasers of the PIPE Shares include (i) entities affiliated with ArrowMark (2,666,667 shares), which are affiliated with entities that collectively held more than 5% of Starry’s capital stock prior to the Business Combination, (ii) Tiger Global Long Opportunities Master Fund, L.P. (1,333,333 shares), which is affiliated with entities that collectively held more than 5% of Starry’s capital stock prior to the Business Combination, (iii) entities affiliated with FMR LLC (4,000,000 shares), which are affiliated with entities that collectively held more than 5% of Starry’s capital stock prior to the Business Combination and (iv) QSI, Inc. (200,000 shares), which held more than 5% of Starry’s capital stock prior to the Business Combination.

In connection with the execution of the Merger Agreement, we and FirstMark entered into the subscription agreements, as amended, with purchasers of the PIPE Shares, pursuant to which such purchasers agreed to purchase, in the aggregate, 14,533,334 shares of our Common Stock at $7.50 per share for an aggregate commitment amount of $109.0 million. The purchase of the PIPE Shares was consummated on the Acquisition Merger Effective Date.

The subscription agreements provide that no later than 15 business days after the consummation of the Business Combination, we shall file a shelf registration statement covering the resale of the shares of our Common Stock issued to the purchasers of the PIPE Shares and we shall use our commercially reasonable efforts to have such registration statement declared effective as soon as practicable after the filing thereof but no later than the earlier of (i) 60 calendar days after the filing thereof (or 90 calendar days after the filing date thereof if the SEC notifies FirstMark that it will “review” such registration statement) and (ii) the 10th business day after the date FirstMark is notified (orally or in writing, whichever is earlier) by the SEC that such registration statement will not be “reviewed” or will not be subject to further review.

The subscription agreements will terminate, and be of no further force and effect, upon the earlier to occur of (i) such date and time as the Merger Agreement is terminated in accordance with its terms, (ii) upon the mutual written agreement of FirstMark and the applicable purchaser of PIPE Shares, (iii) if the conditions set forth therein are not satisfied or are not capable of being satisfied prior to the closing of the transactions contemplated by the subscription agreements and, as a result thereof, the transactions contemplated therein will not be or are not consummated at the closing of the transactions contemplated by the subscription agreements) or (iv) July 6, 2022.

Series Z Investment

Certain purchasers of the Series Z Shares related to Starry entered into subscription agreements with us, pursuant to which they have subscribed for shares of Starry’s Series Z Preferred Stock in connection with the sale of the Series Z Shares. Such purchasers of the PIPE Shares include (i) entities affiliated with FirstMark Capital (2,800,000 shares), which are affiliated with entities that collectively held more than 5% of Starry’s capital stock prior to the Business Combination,and (ii) Tiger Global Private Investment Partners IX, L.P. (1,333,333 shares), which is affiliated with entities that collectively held more than 5% of Starry’s capital stock prior to the Business Combination.

In connection with the execution of the Merger Agreement, we entered into one or more subscription agreements, as amended, with purchasers of the Series Z Shares, pursuant to which such purchasers agreed to purchase, in the aggregate, 4,133,333 shares of our Common Stock at $7.50 per share for an aggregate commitment amount of $31.0 million. The purchase of the Series Z Shares was consummated on the Acquisition Merger Effective Date.

Registration Rights Agreement

Pursuant to the Merger Agreement, FirstMark, the Company, certain equity holders of FirstMark (“FirstMark Equity holders”) and certain equity holders of Starry (“Starry Equity holders,” and together with FirstMark Equity holders, the “Equity holders”), entered into the Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”) immediately prior to the Acquisition Merger Effective Date, pursuant to which we agreed to, within 30 days of the Acquisition Merger Effective Date, register for resale, pursuant to Rule 415 under the Securities Act, certain shares of our Common Stock and our other equity securities that are held by the parties thereto from time to time.

Under the Registration Rights Agreement, in connection with any underwritten offering of our equity securities each Equity holder that participates in the underwritten offering pursuant to the terms of the Registration Rights Agreement agrees that it shall not transfer any shares of our Common Stock or our other equity securities (other than those included in such offering pursuant to the Registration Rights Agreement), without our prior written consent, during the 90-day period beginning on the date of pricing of such offering or such shorter period during which we agree not to conduct an underwritten primary offering of our Common Stock, except in the event the underwriters managing the offering otherwise agree by written consent. Each such Equity holder agrees to execute a customary lock-up agreement in favor of the underwriters to such effect (in each case on substantially the same terms and conditions as all such Equity holders).

The Registration Rights Agreement will terminate with respect to any Equity holder on the date that such Equity holder no longer holds our equity securities.

Starry Warrants

In connection with entering into the Starry Credit Agreement in February 2019, its subsequent amendment and restatement in December 2019, and the fifth amendment to the Starry Credit Agreement in October 2021, Starry issued 18,446,845 Starry Warrants to persons and entities affiliated with ArrowMark. The Starry Warrants that were vested automatically converted into our Common Stock immediately prior to the Acquisition Merger Effective Date.

Commercial Agreements and Partnerships

QSI, Inc., a beneficial owner of more than 5% of Starry’s voting stock, prior to the Business Combination, is a wholly owned subsidiary of Quanta. QSI and Starry are party to a Strategic Alliance Agreement dated as of March 30, 2021 pursuant to which Starry agreed to retain QSI and its affiliates as a preferred service provider to perform professional services and construction services on behalf of Starry.

Indemnification Agreements

We entered into indemnification agreements with our directors and executive officers. The indemnification agreements and our amended and restated certificate of incorporation and bylaws require us to indemnify our directors and executive officers to the fullest extent permitted by law.

Executive Officer and Director Compensation Arrangements

See the section entitled “Executive Compensation” for information regarding compensation arrangements with our executive officers and directors, which include, among other things, employment, termination of employment and change in control arrangements, stock awards and certain other benefits.

Director Independence

Each member of our Board, other than Mr. Kanojia, qualifies as independent, as defined under the listing rules of the NYSE. In addition, we are subject to the rules of the SEC and NYSE relating to the memberships, qualifications, and operations of the audit committee, as discussed above.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table summarizes the fees of Deloitte & Touche LLP, our independent registered public accounting firm, billed to us for each of the last two fiscal years for audit services and billed to us for the years ended December 31, 2021 and 2020 (dollars in thousands):

	Year Ended December 31,
Fee Category	2021	2020
Audit Fees(1)	$918	$783
Audit-Related Fees(2)	1,061	0
Tax Fees	0	0
All Other Fees(3)	2	2

Total Fees	$1,981	$785

(1)	Audit fees for the fiscal years ended December 31, 2021 and 2020 for professional services provided for the audit of the Company’s consolidated financial statements.
(2)	Audit-related fees incurred in connection with the preparation and filing of registration statements with the SEC.
(3)	Other fees for the fiscal years ended December 31, 2021 and 2020 were for the Deloitte Accounting Research Tool (“DART”) software subscription.

Audit Committee Pre-Approval Policy and Procedures

The audit committee has adopted a policy (the “Pre-Approval Policy”) that sets forth the procedures and conditions pursuant to which audit and non-audit services proposed to be performed by the independent auditor may be pre-approved. The Pre-Approval Policy generally provides that we will not engage the independent auditor to render any audit, audit-related, tax or permissible non-audit service unless the service is either (i) explicitly approved by the audit committee (“specific pre-approval”) or (ii) entered into pursuant to the pre-approval policies and procedures described in the Pre-Approval Policy (“general pre-approval”). Unless a type of service to be provided by the independent auditor has received general pre-approval under the Pre-Approval Policy, it requires specific pre-approval by the audit committee or by a designated member of the audit committee to whom the committee has delegated the authority to grant pre-approvals. Any proposed services exceeding pre-approved cost levels or budgeted amounts will also require specific pre-approval. For both types of pre-approval, the audit committee will consider whether such services are consistent with the SEC’s rules on auditor independence. The audit committee will also consider whether the independent auditor is best positioned to provide the most effective and efficient service, for reasons such as its familiarity with the Company’s business, people, culture, accounting systems, risk profile and other factors, and whether the service might enhance the Company’s ability to manage or control risk or improve audit quality. All such factors will be considered as a whole, and no one factor should necessarily be determinative. On a periodic basis, the audit committee may review and generally pre-approve the services (and related fee levels or budgeted amounts) that may be provided by the independent auditor without first obtaining specific pre-approval from the audit committee. The audit committee may revise the list of general pre-approved services from time to time, based on subsequent determinations.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

The following documents are included on pages F-1 through F-38 attached hereto and are filed as part of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules.

All financial statement schedules have been omitted because they are not applicable, not required or the information is shown in the financial statements or the notes thereto.

(a)(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1†	Agreement and Plan of Merger, dated as of October 6, 2021, as amended, by and among FirstMark Horizon Acquisition Corp., Sirius Merger Sub, Inc., Starry Holdings, Inc. and Starry, Inc.	S-4	333-260847	2.1	February 9, 2022

3.1	Amended and Restated Certificate of Incorporation of Starry Group Holdings, Inc.					*

3.2	Bylaws of Starry Group Holdings, Inc.					*

4.1	Warrant Agreement, dated October 8, 2020, between FirstMark Horizon Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-39585	4.1	October 8, 2020

4.2	Warrant Assignment, Assumption and Amendment Agreement, dated March 28, 2022, by and among FirstMark Horizon Acquisition Corp., Starry Group Holdings, Inc., and Continental Stock Transfer & Trust Company.					*

4.3	Specimen Warrant Certificate of Starry Group Holdings, Inc.					*

4.4	Description of Capital Stock.					*

10.1#	Form of Indemnification Agreement.					*

10.2	Form of the PIPE Subscription Agreement.	S-4	333-260847	10.3	February 9, 2022

10.3	Form of Amendment and Waiver to PIPE Subscription Agreement.	8-K	001-41336	10.2	March 29, 2022

10.4	Form of the Series Z Subscription Agreement.	S-4	333-260847	10.4	February 9, 2022

10.5	Waiver and Amendment to Series Z Subscription Agreement, dated March 28, 2022, by and among Starry, Inc. and certain investors affiliated with FirstMark Horizon Sponsor LLC.					*

10.6	Series Z Subscription Agreement, dated March 25, 2022, between Starry, Inc. and Tiger Global Private Investment Partners IX, LP.	8-K	001-41336	10.5	March 29, 2022

10.7	Sponsor Support Agreement, dated as of October 6, 2021, by and among FirstMark Horizon Sponsor LLC, certain directors of FirstMark Horizon Acquisition Corp., FirstMark Horizon Acquisition Corp., Starry Holdings, Inc. and Starry, Inc.	S-4	333-260847	10.6	February 9, 2022

10.8	Amendment to Sponsor Support Agreement, dated March 28, 2022, by and among FirstMark Horizon Sponsor LLC, certain directors of FirstMark Horizon Acquisition Corp., FirstMark Horizon Acquisition Corp., Starry Group Holdings, Inc., and Starry, Inc.	8-K	001-41336	10.4	March 29, 2022

10.9	Amended and Restated Registration Rights Agreement, dated March 28, 2022, by and among Starry Group Holdings, Inc., FirstMark Horizon Acquisition Corp., certain equityholders of FirstMark Horizon Acquisition Corp., and certain equityholders of Starry, Inc.					*

10.10	Merger Agreement Waiver, dated March 28, 2022, by and among FirstMark Horizon Acquisition Corp., Sirius Merger Sub, Inc., Starry Group Holdings, Inc., and Starry, Inc.	8-K	001-41336	10.1	March 29, 2022

10.11	Form of Non-Redemption Agreement, dated March 9, 2022.					*

10.12	Amended and Restated Credit Agreement, dated December 13, 2019 (as conformed through the Fifth Amendment), by and among Starry, Inc., Starry Spectrum Holdings LLC, Starry (MA), Inc., Starry Spectrum LLC, Testco LLC, Widmo Holdings LLC and Vibrant Composites Inc., as borrowers, the lenders party thereto and ArrowMark Agency Services, LLC, as administrative agent.					*

10.13	Sixth Amendment to Credit Agreement, dated as of January 13, 2022.					*

10.14	Seventh Amendment to Credit Agreement, dated as of March 26, 2022.					*

10.15#	Starry, Inc. Amended and Restated 2014 Stock Option and Grant Plan.	S-4	333-260847	10.9	December 20, 2021

10.16#	March 2021 Amendment to the Amended and Restated 2014 Stock Option and Grant Plan.	S-4	333-260847	10.10	December 20, 2021

10.17#	Form of Executive Incentive Stock Option Agreement under the Starry, Inc. Amended and Restated 2014 Stock Option and Grant Plan.	S-4	333-260847	10.11	December 20, 2021

10.18#	Form of Employee Incentive Stock Option Agreement under the Starry, Inc. Amended and Restated 2014 Stock Option and Grant Plan.	S-4	333-260847	10.12	December 20, 2021

10.19#	Form of Restricted Stock Unit Agreement under the Starry, Inc. Amended and Restated 2014 Stock Option and Grant Plan.	S-4	333-260847	10.13	December 20, 2021

10.20#	Starry Group Holdings, Inc. 2022 Equity Incentive Plan.					*

10.21#	Starry Group Holdings, Inc. 2022 Employee Stock Purchase Plan.					*

10.22†+	Amended and Restated Master Access Agreement, dated May 22, 2018, by and between Starry, Inc. and Related Management Company, L.P.	S-4	333-260847	10.14	December 20, 2021

10.23†+	Amended and Restated Strategic Alliance Agreement, dated May 11, 2021, by and between Starry, Inc. and AEP Ventures, LLC.	S-4	333-260847	10.15	December 20, 2021

10.24†+	Amendment No. 1 to the Amended and Restated Strategic Alliance Agreement, dated September 14, 2021, by and between Starry, Inc. and AEP Ventures, LLC.	S-4	333-260847	10.16	December 20, 2021

10.25†+	Strategic Alliance Agreement, dated March 30, 2021, by and between Starry, Inc. and QSI, Inc.	S-4	333-260847	10.17	December 20, 2021

10.26†+	Manufacturing Services Agreement, dated March 1, 2021, by and between Starry, Inc. and Benchmark Electronics, Inc.	S-4	333-260847	10.18	December 20, 2021

10.27†+	Master Services Agreement, dated December 8, 2021 between Starry, Inc. and Abside Networks, Inc.	S-4	333-260847	10.19	January 14, 2022

10.28†+	Development Agreement, dated August 27, 2021 between Starry, Inc. and Semiconductor Components Industries, LLC.	S-4	333-260847	10.20	January 14, 2022

10.29#	Offer Letter by and between Chaitanya Kanojia and Starry , Inc., dated as of June 10, 2015.					*

10.30#	Offer Letter by and between Joseph Lipowski and Starry, Inc., dated as of February 24, 2015.					*

10.31#	Offer Letter by and between Alex Moulle-Berteaux and Starry , Inc., dated as of February 24, 2015.					*

10.32#	Separation Agreement by and between Gregg Bien and Starry, Inc., dated September 3, 2020.					*

14.1	Code of Conduct and Ethics of Starry Group Holdings, Inc.					*

21.1	List of subsidiaries of Starry Group Holdings, Inc.	S-4	333-260847	21.1	February 9, 2022

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan.
†

Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

+	Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Regulation S-K, Item (601)(b)(10).

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARRY GROUP HOLDINGS, INC.

Date: March 31, 2022	By:	/s/ Chaitanya Kanojia
Chaitanya Kanojia
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chaitanya Kanojia	Chief Executive Officer and Director	March 31, 2022
Chaitanya Kanojia	(principal executive officer)

/s/ Komal Misra	Chief Financial Officer	March 31, 2022
Komal Misra	(principal financial officer and principal accounting officer)

/s/ James Chiddix	Director	March 31, 2022
James Chiddix

/s/ Amish Jani	Director	March 31, 2022
Amish Jani

/s/ Elizabeth A. Graham	Director	March 31, 2022
Elizabeth A. Graham

/s/ Robert L. Nabors II	Director	March 31, 2022
Robert L. Nabors II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Starry, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Starry, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statement of operations, stockholders’ (deficit) equity, and cash flows, for the years ended December 31, 2021 and 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has generated losses and negative cash flows from operating activities since inception and may be unable to remain in compliance with certain financial covenants required by its Credit Agreement that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 31, 2022

We have served as the Company’s auditor since 2019.

Starry, Inc.

Consolidated Balance Sheets

(Dollar amounts in thousands, except share and per share data)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$29,384	$25,594
Restricted cash	—	110
Accounts receivable, net	380	264
Deferred costs	7,049	—
Prepaid expenses and other current assets	7,079	1,840

Total current assets	43,892	27,808
Property and equipment, net	129,019	86,658
Intangible assets	48,463	48,463
Restricted cash and other assets	1,860	1,361

Total assets	$223,234	$164,290
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$6,832	$7,457
Unearned revenue	1,630	1,169
Current portion of debt	1,504	29,875
Accrued expenses and other current liabilities	23,177	13,073

Total current liabilities	33,143	51,574
Debt, net of current portion	191,596	133,932
Asset retirement obligations	2,387	1,399
Warrant liabilities	14,773	—
Other liabilities	12,412	3,068

Total liabilities	254,311	189,973

The accompanying notes are an integral part of these consolidated financial statements

Starry, Inc.

Consolidated Balance Sheets

(Dollar amounts in thousands, except share and per share data)

	Year Ended December 31, 2021	Year Ended December 31, 2020
Commitments and contingencies (Note 12)
Stockholders’ equity (deficit):
Seed series convertible preferred stock; $0.001 par value; 53,030,270 shares authorized; 53,030,260 shares issued and outstanding at December 31, 2021 and December 31, 2020 (liquidation preference of $7,000)	6,990	6,990
Series A convertible preferred stock; $0.001 par value; 91,549,300 shares authorized, issued and outstanding at December 31, 2021 and December 31, 2020 (liquidation preference of $26,000)	25,946	25,946
Series B convertible preferred stock; $0.001 par value; 55,452,865 shares authorized, issued and outstanding at December 31, 2021 and December 31, 2020 (liquidation preference of $30,000)	29,910	29,910
Series C convertible preferred stock; $0.001 par value; 108,459,871 shares authorized, issued and outstanding at December 31, 2021 and December 31, 2020 (liquidation preference of $100,000)	99,989	99,989
Series D convertible preferred stock; $0.001 par value; 87,412,587 shares authorized, issued and outstanding at December 31, 2021 and December 31, 2020 (liquidation preference of $125,000)	124,915	124,915
Series E convertible preferred stock; $0.001 par value; 104,841,877 shares authorized; 101,865,687 and 0 issued and outstanding at December 31, 2021 and December 31, 2020, respectively (liquidation preference of $162,784)	165,434	—
Common stock; $0.001 par value; 815,000,000 shares authorized; 201,972,619 and 196,415,008 issued and outstanding at December 31, 2021 and December 31, 2020, respectively	14	9
Additional paid-in capital	17,096	21,384
Accumulated deficit	(501,371)	(334,826)

Total stockholders’ (deficit) equity	(31,077)	(25,683)

Total liabilities and stockholders’ (deficit) equity	$223,234	$164,290

The accompanying notes are an integral part of these consolidated financial statements

Starry, Inc.

Consolidated Statements of Operations

(Dollar amounts in thousands, except share and per share data)

	For the Years Ended December 31,
	2021	2020
Revenues	$22,263	$12,826
Cost of revenues	(58,363)	(38,529)

Gross loss	(36,100)	(25,703)
Operating expenses:
Selling, general and administrative	(67,129)	(55,240)
Research and development	(26,308)	(22,957)

Total operating expenses	(93,437)	(78,197)

Loss from operations	(129,537)	(103,900)
Other income (expense):
Interest expense	(24,739)	(19,382)
Other income (expense), net	(12,269)	(1,811)

Total other expense	(37,008)	(21,193)

Net loss	$(166,545)	$(125,093)

Net loss per share of voting and non-voting common stock, basic and diluted	$(0.84)	$(0.64)

Weighted-average shares outstanding, basic and diluted	198,664,761	194,177,522

The accompanying notes are an integral part of these consolidated financial statements

Starry, Inc.

Consolidated Statements of Stockholders’ (Deficit) Equity

(Dollar amounts in thousands, except share data)

	Series Seed Convertible Preferred Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series E Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Par Value		Deficit	(Deficit) Equity
Balance at December 31, 2019	53,030,260	$6,990	91,549,300	$25,946	55,452,865	$29,910	108,459,871	$99,989	65,909,090	$94,177	—	$—	194,974,082	$6	$16,312	$(209,733)	$63,597

Issuance of Series D convertible preferred stock, net of issuance costs of $12	—	—	—	—	—	—	—	—	21,503,497	30,738	—	—	—	—		—	$30,738
Recognition of beneficial conversion feature on convertible notes	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,932		$3,932
Issuance of common stock options	—	—	—	—	—	—	—	—	—	—	—	—	1,440,926	3	180	—	$183
Share-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	960	—	$960
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(125,093)	$(125,093)

Balance at December 31, 2020	53,030,260	$6,990	91,549,300	$25,946	55,452,865	$29,910	108,459,871	$99,989	87,412,587	$124,915	—	$—	196,415,008	$9	$21,384	$(334,826)	$(25,683)
Recognition of beneficial conversion feature on convertible notes	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
Issuance of common stock upon exercise of warrants	—	—	—	—	—	—	—	—	—	—	—	—	2,293,013	2	(2)	—	$—
Issuance of common stock options	—	—	—	—	—	—	—	—	—	—	—	—	3,264,598	3	749	—	$752
Issuance of Series E convertible preferred stock, net of issuance costs of $150	—	—	—	—	—	—	—	—	—	—	71,428,570	119,850	—	—	—	—	$119,850
Conversion of convertible notes payable to Series E convertible preferred stock	—	—	—	—	—	—	—	—	—	—	30,437,117	45,584	—	—	—	—	$45,584
Reclassification of 2019 warrants to liabilities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,345)	—	$(6,345)
Share-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,310	—	$1,310
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(166,545)	$(166,545)

Balance at December 31, 2021	53,030,260	$6,990	91,549,300	$25,946	55,452,865	$29,910	108,459,871	$99,989	87,412,587	$124,915	101,865,687	$165,434	201,972,619	$14	$17,096	$(501,371)	$(31,077)

The accompanying notes are an integral part of these consolidated financial statements

Starry, Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in thousands, except share data)

	Years Ended December 31,
	2021	2020
Operating activities:
Net loss	$(166,545)	$(125,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	29,463	19,350
Paid-in-kind interest on term loans, convertible notes payable and strategic partner obligations	18,203	15,427
Amortization of debt discount and deferred charges	5,438	3,820
Conversion of debt discount	971	—
Loss on extinguishment of debt	3,727	—
Fair value adjustment of derivative liability	8,562	1,850
Loss on disposal of property and equipment	2,216	1,549
Share-based compensation	1,310	960
Accretion of asset retirement obligations	205	114
Provision for doubtful accounts	154	117
Changes in operating assets and liabilities:
Accounts receivable	(270)	(327)
Prepaid expenses and other current assets	(5,240)	162
Other assets	(248)	(2)
Accounts payable	(1,249)	676
Unearned revenue	461	832
Accrued expenses and other current liabilities	3,477	402
Other liabilities	782	1,218

Net cash used in operating activities	(98,583)	(78,945)
Investing activities:
Purchases of property and equipment	(68,903)	(35,906)

Net cash used in investing activities	(68,903)	(35,906)
Financing activities:
Proceeds from the issuance of convertible notes payable and beneficial conversion feature on convertible notes	11,000	31,243
Proceeds from Strategic Partner Arrangement	3,342	1,722
Proceeds from exercise of common stock options	752	183
Proceeds from issuance of Series D preferred stock, net of issuance costs	—	30,738
Proceeds from the issuance of Series E Preferred Stock, net of issuance costs	119,850	—
Proceeds from the issuance of term loans, net of issuance costs	38,500	—
Payments of third-party issuance costs in connection with Term Loans	(264)	—
Payments of deferred transaction costs	(975)	—
Repayments of capital lease obligations, net	(788)	(570)

Net cash provided by financing activities	171,417	63,316

Net increase (decrease) in cash and cash equivalents and restricted cash:	3,931	(51,535)
Cash and cash equivalents and restricted cash, beginning of period	26,831	78,366

Cash and cash equivalents and restricted cash, end of period	$30,762	$26,831

The accompanying notes are an integral part of these consolidated financial statements

Starry, Inc.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share data)

Note 1. Description of business

Starry, Inc. (“Starry” or “the Company”) was founded in 2014 and is headquartered in Boston, MA. The Company is in the telecommunications industry and invests in the future of fixed wireless technology. Starry, Inc. delivers high-quality and affordable broadband access using innovative, proprietary wideband hybrid fiber wireless technology. Active phased arrays are used to amplify wireless signals and optimize service from multiple antennas deployed throughout a region. By using a fixed wireless network, reliance on municipal infrastructure is reduced, extensive installation times are bypassed, and network deployment is increased in comparison to its fiber competitors. Services are provided to customers in Boston, Los Angeles, New York City, Denver, Washington, D.C. and Columbus.

On September 17, 2021, Starry Group Holdings, Inc. (“New Starry”) was incorporated as a Delaware corporation and a wholly owned subsidiary of Starry. New Starry was formed solely for the purpose of effectuating the SPAC Merger (defined below) and to serve as the publicly traded parent company of Starry following the closing of the Acquisition Merger (defined below). New Starry owns no material assets or liabilities and does not operate any business.

Business Combination

On October 6, 2021, FirstMark Horizon Acquisition Corp (“FirstMark”), Sirius Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of FirstMark (“Merger Sub”), Starry and New Starry entered into a merger agreement. Pursuant to the merger agreement, and subject to the terms and conditions contained therein, a business combination will be effected in two steps: (a) FirstMark will merge with and into New Starry, with New Starry surviving the merger as a publicly traded entity and becoming the sole owner of Merger Sub (referred to as the “SPAC Merger”), and (b) Merger Sub will merge with and into Starry, with Starry surviving the merger as a wholly owned subsidiary of New Starry (referred to as the “Acquisition Merger”) (collectively, referred to as the “Business Combination”).

PIPE Subscription Agreement

In connection with the execution of the merger agreement, FirstMark and New Starry entered into the PIPE subscription agreements with the PIPE investors, pursuant to which, among other things, the PIPE investors party thereto agreed to purchase an aggregate of 10,900,000 shares of New Starry Class A common stock following the close of the SPAC Merger and immediately prior to the close of the Acquisition Merger at a cash purchase price of $10.00 per share, resulting in aggregate proceeds of $109,000 in the PIPE investment. The PIPE subscription agreements contain customary representations, warranties, covenants and agreements of FirstMark and the PIPE investors and are subject to customary closing conditions and termination rights. The PIPE Investment is expected to close following the close of the SPAC Merger and immediately prior to the close of the Acquisition Merger.

Convertible Notes Subscription Agreement

In connection with the execution of the merger agreement, FirstMark entered into the Convertible Notes subscription agreements with the Convertible Notes investors, pursuant to which, among other things, the Convertible Notes investors agreed to purchase an aggregate of $150,000 principal amount of Convertible Notes immediately prior to or substantially concurrently with the consummation of the Acquisition Merger, resulting in aggregate proceeds of $150,000 in the Convertible Notes investment. The Convertible Notes subscription agreements contain customary representations, warranties, covenants and agreements of FirstMark and the Convertible Notes investors and are subject to customary closing conditions and termination rights. The Convertible Notes investment is expected to close immediately prior to the close of the Acquisition Merger.

Series Z Subscription Agreement

In connection with the execution of the merger agreement, Starry entered into the Series Z Subscription Agreement with the Series Z Investors (affiliates of FirstMark), pursuant to which the Series Z Investors agreed to subscribe and purchase, in the aggregate, 2,100,000 shares of Starry Series Z Preferred Stock at $10.00 per share for an aggregate commitment amount of $21,000. The closings under the Series Z Subscription Agreement will occur immediately prior to or substantially concurrently with the closing date of the Acquisition Merger.

Starry shall take all actions necessary to cause each share of Starry Series Z Preferred Stock that is issued and outstanding immediately prior to the effective time of the Acquisition Merger to be converted into the right to receive a number of shares of New Starry Class A Common Stock equal to the number of shares of Starry Series Z Preferred Stock held by each holder of Starry Series Z Preferred Stock as of immediately prior to the effective time of the Acquisition Merger.

On the closing date of the Acquisition Merger and immediately prior to the effective time of the Acquisition Merger, (a) each then-outstanding share of Starry Preferred Stock (excluding the Series Z Preferred Stock, par value $0.001 per share of Starry (“Starry Series Z Preferred Stock”) will convert automatically into a number of shares of common stock, par value $0.001 per share, of Starry (“Starry Common Stock”) at the then-effective conversion rate as calculated pursuant to the certificate of incorporation of Starry (the “Conversion”); and (b) each then-outstanding and unexercised warrant of Starry (the “Starry Warrants”) will automatically be exercised in exchange for shares of Starry Common Stock pursuant to the terms of such Starry Warrant and shall be automatically cancelled, extinguished and retired and cease to exist.

At the effective time of the Acquisition Merger, pursuant to the Acquisition Merger: (a) each then-outstanding share of Starry Common Stock, including shares of Starry Common Stock resulting from the Conversion, will be canceled and automatically converted into the right to receive (i) with respect to Chaitanya Kanojia, the number of shares of Class X common stock, par value $0.0001 per share, of New Starry (the “New Starry Class X Common Stock”) and (ii) with respect to any other persons who hold Starry Common Stock, the number of shares of New Starry Class A Common Stock, in each case, equal to the applicable exchange ratio (determined in accordance with the merger agreement and as further described in the proxy statement/prospectus filed with the SEC and dated February 11, 2022); (b) each share of then-outstanding Starry Series Z Preferred Stock will convert automatically into the right to receive shares of New Starry Class A Common Stock on a one-to-one basis (c) each then-outstanding and unexercised option of Starry (a “Starry Option”) will be converted into an option exercisable for shares of New Starry Class A Common Stock (a “New Starry Option”), on the same terms and conditions as were applicable to such Starry Option, based on the exchange ratio (determined in accordance with the merger agreement and as further described in the proxy statement/prospectus filed with the SEC and dated February 11, 2022); and (d) each then-outstanding award of restricted stock units of Starry (a “Starry RSU Award”) will be converted into an award covering shares of New Starry Class A Common Stock (a “New Starry RSU Award”), on the same terms and conditions as were applicable to such Starry RSU Award, based on the exchange ratio (determined in accordance with the merger agreement and as further described in the proxy statement/prospectus filed with the SEC and dated February 11, 2022).

Going concern: Pursuant to the Financial Accounting Standards Board (the “FASB”) codification Accounting Standards Codification (“ASC”) 205, Presentation of Financial Statements, the Company is required to assess its ability to continue as a going concern for a period of one year from the date of the issuance of the consolidated financial statements.

Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year from the financial statement issuance date.

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The Company is an early-stage growth company and has generated losses and negative cash flows from operating activities since inception. The Company requires additional capital investment to execute the strategic business plan to grow its subscriber base in existing markets from already-deployed network assets and launch services in new markets. Management plans to raise additional capital through a combination of potential options, including but not limited to, equity and debt financings.

Additional equity financing may not be available on favorable terms and could be dilutive to current stockholders. Debt financing, if available, may involve restrictive covenants and dilutive financing instruments.

As of December 31, 2021, the Company was in compliance with the financial covenant required by the Credit Agreement. However, the inherent uncertainties described above may impact the Company’s ability to remain in compliance with this covenant over the next twelve months. If the Company breaches its financial covenant and fails to secure a waiver or forbearance from the third-party lender, such breach or failure could accelerate the repayment of the outstanding borrowing under the Credit Agreement or the exercise of other rights or remedies the third-party lender may have under applicable law. No assurance can be provided that a waiver or forbearance will be granted or the outstanding borrowing under the Credit Agreement will be successfully refinanced on terms that are acceptable to the Company.

The Company’s ability to access capital when needed is not assured and, if capital is not available to the Company when, and in the amounts needed, the Company could be required to delay, scale back or abandon some or all of its expansion efforts and other operations, which could materially harm the Company’s business, financial condition and results of operations. Because of this uncertainty, there is substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date that these consolidated financial statements are issued, and therefore, whether we realize our assets and settle our liabilities in the normal course of business and at the amounts stated in the accompanying consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty, nor do they include adjustments to reflect the future effects of the recoverability or classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2. Summary of significant accounting policies

Basis of presentation and principles of consolidation: The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries over which the Company exercises control. All material intercompany accounts, transactions and profits are eliminated in consolidation.

Emerging Growth Company: Section 102(b)(1) of the Jumpstart Our Business Startups Act (“JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard, until such time the Company is no longer considered to be an emerging growth company. At times, the Company may elect to early adopt a new or revised standard.

Use of estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses during the reporting period. The Company’s most significant estimates and judgments involve valuation of share-based compensation, including the fair value of common stock, the valuation of warrants and derivative liabilities, the assessment of asset retirement obligations, internal labor capitalization, and impairment assessments. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from management’s estimates if these results differ from historical experience or other assumptions prove not to be substantially accurate, even if such assumptions are reasonable when made.

Uncertainty of the coronavirus pandemic: On January 30, 2020, the World Health Organization declared the coronavirus outbreak a “Public Health Emergency of International Concern” and on March 11, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, quarantines in certain areas and forced closures for certain types of public places and businesses. The coronavirus and actions taken to mitigate the spread of it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (CARES Act) was enacted to, amongst other provisions, provide emergency assistance for individuals, families and businesses affected by the coronavirus pandemic.

As the coronavirus pandemic continues to evolve, the Company believes the extent of the impact to its business, operating results, cash flows, liquidity and financial condition will be primarily driven by the severity and duration of the coronavirus pandemic, the pandemic’s impact on the U.S. and global economies and the timing, scope and effectiveness of federal, state and local governmental responses to the pandemic. Those primary drivers are beyond the Company’s knowledge and control, and as a result, at this time the Company is unable to predict the cumulative impact, both in terms of severity and duration, that the coronavirus pandemic will have on its business, operating results, cash flows and financial condition, but it could be material if the current circumstances continue to exist for a prolonged period of time. Although we have made our best estimates based upon current information, actual results could materially differ from the estimates and assumptions developed by management. Accordingly, it is reasonably possible that the estimates made in these consolidated financial statements have been, or will be, materially and adversely impacted in the near term as a result of these conditions, and if so, the Company may be subject to future impairment losses related to long-lived assets as well as changes to recorded reserves and valuations.

Segment information: Accounting Standards Codification (“ASC”) 280, Segment Reporting, defines operating segments as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company operates as a single operating segment. The Company’s chief operating decision maker (“CODM”) is the chief executive officer, who has ultimate responsibility for the operating performance of the Company and the allocation of resources.

Concentration of credit risk: Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, restricted cash and accounts receivable. At times, such cash may be in excess of the FDIC limit. At December 31, 2021 and 2020, the Company had cash in excess of the $250,000 federally insured limit. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents as the Company’s cash and cash equivalents are placed with high-credit quality financial institutions and issuers, and at times exceed federally insured limits. To date, the Company has not experienced any credit loss relating to its cash and cash equivalents.

With respect to accounts receivable, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that the receivable credit risk exposure is limited. Substantially all of the Company’s trade accounts receivables are with commercial customers. Concentration of credit risk are limited due to the number of the Company’s customers as well as their dispersion across different geographic regions.

Cash and cash equivalents: The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents include cash held in banks and money market accounts. Cash equivalents are carried at cost, which approximates fair value due to their short-term nature.

Restricted cash: Restricted cash held at December 31, 2021 and 2020 consists of escrow deposits required for real estate lease agreements, a letter of credit for the corporate credit card and a customs bond. Such restrictions related to real estate lease agreements will terminate upon the lease expiration date, which expire at various dates through 2026. Restricted cash is classified as either a current or non-current asset on the Company’s consolidated balance sheets based on the terms of the lease agreement, letter of credit and customs bond.

Accounts receivable, net: Accounts receivable are stated at a gross invoice amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts is maintained at a level considered adequate to provide for potential account losses on the balance based on management’s evaluation of the anticipated impact of current economic conditions, changes in the character and size of the balance, past and expected future loss experience, among other pertinent factors. As of December 31, 2021 and 2020, there was an allowance for doubtful accounts totaling $147 and $117, respectively. For the year ended December 31, 2021 the provision was raised by $154, offset by $124 in write offs of customer balances. For the year ended December 31, 2020 the provision was raised in full, with no associated write offs.

Deferred costs: Deferred costs primarily consist of deferred transaction costs, which includes direct and incremental professional service fees related to the Company’s proposed Business Combination that are deferred as incurred. The deferred transaction costs will be offset against proceeds upon the consummation of the Business Combination. In the event the Business Combination is terminated, the deferred transaction costs will be expensed. The Company deferred $5,225 in deferred transaction costs as of December 31, 2021. No amounts were deferred as of December 31, 2020.

As of December 31, 2021, deferred costs also consist of $1,824 in deferred charge assets, primarily comprised of the $1,695 in Delayed Draw Tranche C Warrants contingently issuable in connection with the Fifth Amendment (see Note 4).

Fair value measurements: ASC 820, Fair Value Measurements and Disclosures, clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based upon assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the Company can access at the measurement date.

Level 2: Significant other observable inputs other than level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect the Company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

An asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in ASC 820:

•	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

•	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

•	Income approach: Techniques to convert future amounts to a single present value amount based upon market expectations (including present value techniques, option pricing and excess earnings models)

The Company believes its valuation methods are appropriate and consistent with those used by other market participants, however the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, term loans, convertible notes payable and warrant liabilities. The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and convertible notes payable approximate fair value because of the short-term nature of those instruments. Due to the variable rate nature of the Company’s term loans, the fair value of debt approximates the carrying value of debt.

The warrant liabilities were initially and subsequently measured at fair value using a Black-Scholes model at each measurement date based on Level 3 inputs. As of October 6, 2021 (the issuance date) and December 31, 2021, the fair value of the warrant liabilities was $14,773. The following table provides quantitative information regarding the Level 3 fair value measurement inputs:

	As of October 6, 2021	As of December 31, 2021
Exercise price	$0.01	$0.01
Common stock fair value	$1.81	$1.81
Term (in years)	10.0	9.8
Volatility	27.56%	27.56%
Risk-free interest rate	1.53%	1.52%
Expected dividends	0%	0%

Prepaid expenses and other current assets: Prepaid expenses and other current assets include prepaid inventory, prepaid software, prepaid marketing, prepaid insurance, other prepaid expenses and amounts owed under the 2020 Strategic Partner Arrangement (see Note 12), all of which are expected to be recognized or realized within the next 12 months.

Property and equipment, net: Purchased and constructed property and equipment is recorded at cost. The estimated value of any associated legally or contractually required retirement obligation is also included in the cost basis. Employee-related costs for construction and installation of deployed equipment included within the distribution system are capitalized during the construction phase. On a periodic basis, costs within construction in progress are reviewed and a determination is made if the assets being developed will be put into use. If it is concluded that the asset will not be put into use, the costs will be expensed. If the asset will be put into use, the costs are transferred from construction in progress to distribution system when substantially all of the activities necessary to construct the assets for their intended use are completed. Depreciation commences upon completion.

Property and equipment are depreciated or amortized using the straight-line method, based upon the following estimated useful lives:

Equipment	3 years
Furniture and fixtures	3 years
Software	3 years
Vehicles	4 years
Leasehold improvements	shorter of lease term or 5 years
Site acquisition costs	5 years
Distribution system	3 -10 years
Asset retirement obligation	10 years
Construction-in-process	N/A

Major renewals and improvements are capitalized while replacements and maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed as incurred. When property and equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and any gain or loss on the disposition is recorded in the consolidated statements of operations as a component of cost of revenues or selling, general and administrative expenses, depending on the nature of the property and equipment.

Impairment of long-lived assets: The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that an asset group’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analysis in accordance with ASC 360-10, Impairment or Disposal of Long-Lived Assets, which requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset group is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value. During the years ended December 31, 2021 and 2020, no impairments were recorded.

Intangible assets: Intangible assets consist of spectrum licenses acquired through a Federal Communications Commission (“FCC”) auction in June 2019 (the “FCC licenses”). The FCC licenses provide the Company with the exclusive right to utilize certain radio frequency spectrum to provide wireless services. While the FCC licenses are issued for a fixed period of time, generally ten years, renewals within the industry have occurred routinely and at nominal cost. There are no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of the FCC licenses. Accordingly, the FCC licenses were determined to be indefinite-lived intangible assets. The Company re-evaluates the useful life determination for the FCC licenses, annually, as of October 1 to determine whether events and circumstances continue to support an indefinite useful life.

The FCC licenses are tested for potential impairment annually, as of October 1, or more frequently if impairment indicators are present. ASC 350, Intangibles – Goodwill and Other (“ASC 350”), provides the option to first perform a qualitative assessment to determine whether it is necessary to perform a quantitative impairment test. ASC 350 permits the Company to elect to bypass the qualitative assessment in any period and proceed directly to performing the quantitative impairment test. The quantitative assessment consists of comparing the estimated fair value of the FCC licenses to the aggregated carrying amount as of the test date. As of October 1, 2021, the Company elected to perform a quantitative assessment using a market-based approach that did not result in impairment. As of October 1, 2020, the Company performed a qualitative assessment that did not identify any indicators of impairment that would require a quantitative assessment to be performed.

Asset retirement obligations: The Company accounts for asset retirement obligations (“ARO”) in accordance with ASC 410, Asset Retirement and Environmental Obligations, which requires the recognition of a liability for the fair value of a legally acquired asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Company’s ARO liabilities are associated with the removal of deployed equipment from properties where such assets reside, resulting from contractual obligations to restore the space to a condition specified in the contract.

The Company records the net present value of the ARO liability and a related capital asset, in an equal amount, for contracts which result in an ARO. The estimated ARO liability is based on a number of assumptions, including costs to remove deployed equipment, expected life, inflation rates and discount rates. Accretion expense related to the ARO liability is recognized as a component of selling, general and administrative expense in the accompanying consolidated statements of operations. Upon ARO fulfillment, any difference between actual retirement expense incurred and the recorded estimated ARO liability is recognized as a gain or loss in the accompanying consolidated statements of operations as a component of other income (expense).

For the years ended December 31, 2021 and 2020, there were no settlements of the ARO liabilities.

Revenues: The Company recognizes revenues in accordance with ASC Topic 606, Revenue from Contracts with Customers, which provides a five-step model for recognizing revenue from contracts with customers as follows:

•	Identify the contract with a customer

•	Identify the performance obligations in the contract

•	Determine the transaction price

•	Allocate the transaction price to the performance obligations in the contract

•	Recognize revenue when or as performance obligations are satisfied

The Company delivers high-quality and affordable broadband internet access to its customers using innovative, proprietary wideband hybrid fiber wireless technology and related support on a subscription basis. The Company’s subscription rate for such services is a per month fixed price for service without limitations on usage. The majority of customers are individual users who may also receive subsidized internet services through federal subsidies such as the Emergency Broadband Benefit (“EBB”) program, but a small amount are commercial arrangements where a building owner is the party who we contract with and pays for all the units in a building or for the units utilizing the service.

Income taxes: The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s financial statements and tax returns. Deferred tax assets and liabilities are determined based upon the differences between the financial statements carrying amounts and the tax bases of existing assets and liabilities and for loss and credit carryforwards, using enacted tax rates expected to be in effect in the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that these assets may not be realized.

The Company provides reserves for potential payments of taxes to various tax authorities related to uncertain tax positions. Amounts recognized are based on a determination of whether a tax benefit taken by the Company in its tax filings or positions is “more likely than not” to be sustained on audit. The amount recognized is equal to the largest amount that is more than 50% likely to be sustained. Interest and penalties associated with uncertain tax positions are recorded as a component of income tax expense.

The Company uses a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return regarding uncertainties in income tax positions. The first step is recognition: the Company determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company presumes that the position will be examined by the appropriate taxing authority with full knowledge of all relevant information. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in one or more of the following: an increase in a liability for income taxes payable, a reduction of an income tax refund receivable, a reduction in a deferred tax asset or an increase in a deferred tax liability. As of December 31, 2021 and 2020, the Company has not identified any uncertain tax positions for which reserves would be required.

Share-based compensation: The Company accounts for its share-based compensation awards in accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”), under which share based payments that involve the issuance of common stock to employees and nonemployees and meet the criteria for equity-classified awards are recognized in the consolidated financial statements as share-based compensation expense based on the fair value on the date of grant. The Company issues stock-based awards to employees, directors and nonemployees, including stock option awards and restricted stock awards.

The Company or its assignees have the right, but not the obligation, upon the termination of employment of an employee or termination of the service relationship of a non-employee, in either case who holds shares of the Company’s common stock acquired upon exercise of options (“Purchased Shares”) to repurchase from such holder some or all (as determined by the Company) of such Purchased Shares. This repurchase right may be exercised by the Company within the later of six months following the date of termination of employment in the case of an employee, or termination of service relationship in the case of non-employee, or seven months after the acquisition of such Purchased Shares upon exercise of the underlying options. The Company assesses the probability of repurchasing shares on a grantee-by-grantee basis. To date, the Company has not exercised its rights to acquire Purchased Shares from any ex-employee or non-employee. Therefore, the Company has determined that it is not probable that it will repurchase Purchased Shares in the future and as a result such options are accounted for as equity awards.

The Company utilizes the Black-Scholes model, which requires the input of subjective assumptions to determine the fair value of stock-based awards. These assumptions include estimating (a) the length of time grantees will retain their vested stock options before exercising them for employees and the contractual term of the option for nonemployees (“expected term”), (b) the volatility of the Company’s common stock price over the expected term, (c) expected dividends, (d) the fair value of common stock and (e) the risk-free interest rate. The Company has elected to recognize forfeitures in the period in which they occur.

The Company recognizes compensation cost on a straight-line basis over the requisite service period of the awards for employees, which is typically the four-year vesting period of the award, and effective contract period specified in the award agreement for non-employee.

The assumptions used in the Black-Scholes model are management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment (see Note 6). As a result, if other assumptions had been used, the recorded share-based compensation expense could have been materially different from that depicted in the consolidated financial statements.

Warrants: The Company applies relevant accounting guidance for warrants to purchase the Company’s stock based on the nature of the relationship with the counterparty. For warrants issued to investors or lenders in exchange for cash or other financial assets, the Company follows guidance issued within ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”), to assist in the determination of whether the warrants should be classified as liabilities or equity. Warrants that are determined to require liability classification are measured at fair value upon issuance and are subsequently re-measured to their then fair value at each subsequent reporting period, with changes in fair value recorded in current earnings. Warrants that are determined to require equity classification are measured at fair value upon issuance and are not subsequently remeasured unless they are required to be reclassified.

For warrants issued to nonemployees for goods or services, the Company follows guidance issued within ASC 718 to determine whether the share-based payments are equity or liability classified, and are measured at fair value on the grant date. The related expense is recognized in the same period and in the same manner as if the Company had paid cash for the goods or services.

Advertising costs: The Company expenses advertising costs as incurred. Such expenses for the years ended December 31, 2021 and 2020 totaled $2,977 and $1,344, respectively, and are included in selling, general and administrative expenses in the Company’s consolidated statements of operations.

Research and development expense: Research and development costs do not meet the requirements to be recognized as an asset as the associated future benefits were at best uncertain and there was no alternative future use at the time the costs were incurred. Research and development costs include, but are not limited to, costs incurred in performing research and development activities, including salaries, benefits, facilities, rent, software, depreciation, research-related overhead, contracted services, license fees and other external costs.

Sale-leasebacks: Sale-leasebacks are transactions through which the Company sells assets and subsequently leases them back. The resulting leases that qualify for sale-leaseback accounting are evaluated and accounted for as operating leases or capital leases. A transaction that does not qualify for sale-leaseback accounting as a result of a prohibited form of continuing involvement is accounted for as a financing transaction. For such financing transactions, the Company retains the “sold” assets within property and equipment and records a financing obligation equal to the amount of cash proceeds received. Rental payments under such transactions are recognized as a reduction of the financing obligation and as interest expense using an effective interest method.

Recent accounting pronouncements issued, not yet adopted:

In February 2016, the FASB issued a new accounting standard, ASC 842, Leases (“ASC 842”), to increase transparency and comparability among organizations by requiring the recognition of ROU assets and lease liabilities on the balance sheets. Most significant among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. Under the new standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASC 842 is effective for the annual period beginning January 1, 2022, and interim periods within the annual period beginning January 1, 2023, with early adoption permitted.

The Company is currently evaluating the impact the new guidance will have on its financial position and results of operations but expects to recognize lease liabilities and right of use assets at the time of adoption. The extent of the increase to assets and liabilities associated with these amounts remains to be determined pending the Company’s review of its existing lease contracts and service contracts which may contain embedded leases. The Company is currently assessing the potential impact to the financial statements. The Company is continuing to monitor potential changes to ASC 842 that have been proposed by the FASB and will assess any necessary changes to the implementation process as the guidance is updated.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments (“ASU 2016-13”), which, together with subsequent amendments, amends the requirement on the measurement and recognition of expected credit losses for financial assets held to replace the incurred loss model for financial assets measured at amortized cost and require entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. ASU 2016-13 is effective for the Company beginning January 1, 2023, with early adoption permitted. The Company is currently in the process of evaluating the effects of this pronouncement on the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance removes certain settlement conditions that are required for contracts to qualify for equity classification, eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. ASU 2021-06 is effective for the Company beginning January 1, 2024, with early adoption permitted. The Company is currently evaluating the effects of this pronouncement on the Company’s consolidated financial statements and the potential impact on the consolidated financial statements.

In October 2020, the FASB issued ASU 2020-10, Codification Improvements (“ASU 2020-10”), which clarifies and improves the consistency of the Codification by updating various disclosure requirements to align with the SEC’s regulations and ensure all guidance that requires or provides an option for an entity to provide information in the notes to financial statements is codified in the Disclosure Section of the Codification. ASU 2020-10 is effective for the Company beginning January 1, 2022, and interim periods within the annual period beginning January 1, 2023, with early adoption permitted. The Company is currently evaluating the effects of this pronouncement on the Company’s consolidated financial statements and the potential impact on the consolidated financial statements.

Note 3. Revenue recognition

The Company assesses the contract term as the period in which the parties to the contract have presently enforceable rights and obligations. The contract term can differ from the stated term in contracts that include certain termination or renewal rights, depending on whether there are penalties associated with those rights. Although customers are typically billed in advance for a month of service, the majority of the Company’s contracts (with residential customers) allow either party to cancel at any time without penalty and customers are entitled to a pro rata refund for services not yet rendered. However, in some instances the Company enters into non-cancellable and non-refundable contracts as part of commercial arrangements.

Nature of services: Revenues related to internet and related support services are recognized over time as the customer consumes the benefits of the services the Company performs. The Company stands ready to provide access to the service throughout the contract term. The timing of revenue recognition is based on a time-based measure of progress as the Company provides access to the service evenly over the course of the subscription period. The installation activities performed and essential customer premise equipment (“CPE”) required for delivering such service to the customer are not accounted for as distinct performance obligations, but rather components of the internet service offering because the installation activities and CPE are highly interdependent on such services. Based on the dependencies between such internet services, installation activities and CPE the revenues relating to the Company’s performance obligations are bundled and recognized over time.

Transaction price: The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring goods and services to the customer. Revenue from sales is recorded based on the transaction price, which includes estimates of variable consideration. The amount of variable consideration included in the transaction price is constrained and is included only to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The constraint arises when the Company believes such service level guarantees are not met or when a customer has rights to a refund for such services provided.

The Company’s contracts with customers may include service level agreements that entitle the customer to receive service credits, and in certain cases, service refunds, when defined service levels are not met. These arrangements represent a form of variable consideration, which is considered in the calculation of the transaction price. The Company estimates the amount of variable consideration at the expected value based on its assessment of legal enforceability, anticipated performance and a review of specific transactions, historical experience and market and economic conditions. The Company historically has not experienced any significant incidents affecting the defined levels of reliability and performance as required by the contracts.

The Company has elected the practical expedient that permits an entity not to recognize a significant financing component if the time between the transfer of a good or service and payment is one year or less. The Company does not enter into contracts in which the period between payment by the customer and the transfer of the promised goods or services to the customer is greater than 12 months. In addition, the Company excludes from revenue sales taxes and other government-assessed and imposed taxes on revenue-generating activities that are invoiced to customers, whenever applicable.

For individual customers who receive subsidized internet services through the EBB program, the transaction price includes the amounts due from the customer as well as the subsidy amount due from the government.

Gift card incentives: The Company uses marketing incentives to solicit potential subscriber interest in the Company’s services, primarily through the issuance of gift cards. Such promotional gift cards represent consideration paid to potential customers in anticipation of a contract. As such, the Company recognizes an asset upon issuance of the gift card that is recognized as a reduction in revenue as the expected services are transferred to the customer over the estimated life of the customer. As of December 31, 2021 and 2020, the Company recognized $252 and $0 of such assets in other assets on the consolidated balance sheets and an insignificant amount of amortization was recognized as a reduction in revenue for the years ended December 31, 2021 and 2020.

Unearned revenue: The timing of revenue recognition may not align with the right to invoice the customer. The Company records accounts receivable when it has the unconditional right to issue an invoice and receive payment, regardless of whether revenue has been recognized. If revenue has not yet been recognized, a contract or deposit liability (unearned revenue) is recorded.

Unearned Revenue
December 31, 2020	$1,169
Change	461

December 31, 2021	$1,630

Note 4. Debt

At December 31, 2021 and 2020, the carrying value of debt was as follows:

	As of
	December 31, 2021	December 31, 2020
Term loans, net of unamortized discount at December 31, 2021 and December 31, 2020 of $17,019 and $13,657, respectively	$185,652	$131,220
Convertible notes payable, net of unamortized discount at December 31, 2021 and December 31, 2020 of $0 and $2,282, respectively	—	29,256
Strategic Partner Arrangement (see Note 12)	5,227	1,722
Capital lease obligations	2,221	1,609

	193,100	163,807
Less current portion of debt	(1,504)	(29,875)

Debt, net of current portion	$191,596	$133,932

2019 Credit Agreement: In February 2019, the Company entered into a credit agreement with a new lender to provide for a total of $50,000, in the form of two separate term loan tranches of $27,500 and $22,500, respectively. The Company drew the first tranche of $27,500 in February 2019 and the second tranche of $22,500 in June 2019. In December 2019, the Company amended and restated the credit agreement (as amended and restated, the “Credit Agreement”) with a syndicate of lenders, with the new lenders providing for an additional term loan tranche of $75,000, which was immediately drawn by the Company (collectively, the “Term Loans”).

The Term Loans incur interest at a rate equal to the London Interbank Offered Rate (“LIBOR”), subject to a floor of 2.0%, plus an applicable margin of 9.0% (with the interest rate capped at 13.25% per annum) and such interest is accrued on a quarterly basis. Such interest rates were approximately 11.0% as of December 31, 2021 and 2020. As allowed in the Credit Agreement, the Company has elected to pay the interest accrued on an in-kind basis by increasing the principal balance outstanding. For the years ending December 31, 2021 and 2020, the Company has incurred $17,794 and $15,132, respectively, of paid-in-kind interest on the Term Loans. Paid-in-kind interest is reflected as a component of the carrying value of the Term Loans as the payment of such interest would occur upon the settlement of the Term Loans.

The principal balance is payable in its entirety at maturity in February 2024. The Company may prepay the Term Loans, in whole or in part, at any time, subject to a premium. In addition, the lenders can require prepayment in certain circumstances, including a change of control, also subject to a premium. The premium for such prepayment ranges from 0% to 10% of the principal based on the timing of prepayment. A change of control is defined as the acquisition of direct or indirect ownership by a person other than existing stockholders of the Company of fifty percent or more of the voting or equity value of the Company.

The Term Loans are senior to all other debt and have a first priority lien on substantially all of the Company’s assets. The Term Loans contain customary conditions related to borrowing, events of default and covenants, including certain non-financial covenants and covenants limiting the Company’s ability to dispose of assets, undergo a change in control, merge with or acquire stock, and make investments, in each case subject to certain exceptions. There is a financial covenant with respect to the Term Loans that requires the Company to maintain a minimum cash balance of $15,000 at all times. Upon the occurrence of an event of default, in addition to the lenders being able to declare amounts outstanding under the Term Loans due and payable the lenders can elect to increase the interest rate by 2.0% per annum.

On June 2, 2021, the Company entered into a Third Amendment and Waiver to the 2019 Credit Agreement (as amended and restated, the “Credit Agreement”). The Credit Agreement amended and restated two affirmative covenants that the Company was not in compliance with as of December 31, 2020, which include the Company providing audited financial statements without a “going concern” or like qualification, exception or emphasis. The non-compliance with covenants is an event of default which would have required the outstanding long-term debt balance to be payable upon demand. The Credit Agreement also waived any events of default in existence on the Third Amendment and Waiver effective date. The lender has retained all other covenant requirements.

The Company assessed the embedded features of the Term Loans, including the accelerated repayment (redemption) features and the default rate of interest feature, noting that these features met the definition of a derivative under ASC 815 and were not clearly and closely related to the debt host instrument. The Company is required to remeasure these derivative features to their then fair value at each subsequent reporting period. The Company determined the fair value of these features to be $0 as of the respective issuance dates of the Term Loans. However, based on the previously defined change of control trigger the repayment feature was ascribed a fair value of $10,412 and $1,850, respectively, as of December 31, 2021 and 2020, recorded in other liabilities on the consolidated balance sheets. The change in fair value is based on management’s assumption of the estimated probability that the accelerated repayment would be triggered prior to maturity. Such probability was deemed to be 100% as of December 31, 2021. The change in fair value of $8,562 and $1,850 for the years ended December 31, 2021 and 2020, was recorded in other income (expense) on the consolidated statement of operations.

In connection with entering into the initial agreement in February 2019, the Company issued the lender a warrant to purchase 15,025,563 shares of the Company’s non-voting common stock. In addition, in connection with the Company entering into the Credit Agreement in December 2019, the Company issued the new participating lenders a warrant to purchase 17,625,662 shares of the Company’s non-voting common stock (see Note 5 for the accounting for these warrants). As the Company concluded the warrants were classified in stockholders’ equity, the Company allocated approximately $6,175 and $8,307 in value to the warrant issuances, respectively, on a relative fair value basis and recorded this allocated value as an increase to additional-paid-in capital and as a component of the discount recorded against the outstanding debt. On October 6, 2021, certain lenders who hold 3,525,132 of such warrants entered into the Convertible Note Subscription Agreement (see Note 16) which provides the lenders an exchange right to net cash settle the outstanding warrants. The Company re-assessed the classification of such warrants due to the exchange right and recorded a reclassification of $6,345 from additional-paid-in capital to warrant liabilities.

On October 6, 2021, the Company entered into the Fifth Amendment to the 2019 Credit Agreement (“Fifth Amendment”) with lenders to provide for a total of $40,000 in term loans which the Company immediately drew upon in full (“Tranche C Loan”) and up to an additional $10,000 in delayed draw loans (“Delayed Draw Tranche C Loan”) (together, the “Tranche C Loans”). Two lenders in the Tranche C Loans were also lenders in the Tranche B Loans, lending up to $6,000 and $1,500 respectively. The Fifth Amendment for such lenders was treated as an extinguishment. The Company recorded a loss on extinguishment of $1,366 reflected in other income (expense), net on the consolidated statement of operations for the year ended December 31, 2021.

In conjunction with the Fifth Amendment, the Company entered into the Warrant Purchase Agreement as of October 6, 2021. The Company issued to the lenders warrants to purchase 11,509,673 shares of Nonvoting Starry Common Stock valued at $6,733 (“Initial Tranche C Warrants”) and contingently issuable warrants to purchase 2,896,992 shares of Nonvoting Starry Common Stock valued at $1,695 (“Delayed Draw Tranche C Warrants”) (together, the “Tranche C Warrants”). The Company concluded the Tranche C Warrants are liability classified and recorded the fair value as an increase to warrant liabilities and as a component of the discount recorded against the outstanding debt (for the Initial Tranche C Warrants) and deferred costs (for the Delayed Draw Tranche C Warrants) as the Delayed Draw Tranche C Loan was not outstanding as of December 31, 2021. The Delayed Draw Tranche C Warrants will be reclassified as a component of the discount recorded against the outstanding debt upon the draw down of the Delayed Draw Tranche C Loan, which subsequently occurred on January 11, 2022.

Term Loans debt issuance costs and discount: In connection with entering into the initial credit agreement in February 2019, the Company recorded a debt discount of $6,917, which was comprised of debt issuance costs of $742 and the allocated value of the warrants of $6,175. In connection with the second tranche drawn on in June 2019, the Company recorded a debt discount of $225 related to debt issuance costs. In connection with the Company entering into the amended and restated credit agreement in December 2019, the Company recorded a debt discount of $9,212, which was comprised of debt issuance costs of $905 and the allocated value of the warrants of $8,307. In connection with the Fifth Amendment, the Company recorded a debt discount of $7,053, which was comprised of debt issuance costs of $1,330 (net of $180 expensed as part of the loss on extinguishment) and the fair value of the warrants of $5,723 (net of $1,010 expensed as part of the loss on extinguishment). In connection with the loss on extinguishment, the Company also de-recognized $176 of deferred financing costs associated with the Tranche B Loans.

The Company is amortizing the debt discounts over the term of the Credit Agreement using the effective interest method (based on an effective interest rate of 16.9%, 11.2%, 14.2% and 19.1%, respectively). The amortization recorded for the years ended December 31, 2021 and 2020 is $3,516 and $2,169, respectively, and is included within interest expense in the consolidated statements of operations. The remaining unamortized debt discount at December 31, 2021 and 2020 is $17,019 and $13,658, respectively, and is reflected net against the debt, net of current portion on the consolidated balance sheets.

2020 Convertible notes payable: In September 2020, the Company issued convertible notes payable in exchange for cash totaling $31,243 (the “2020 Notes”). One current shareholder who was a related party contributed $2,349 of the $31,243 2020 Notes balance. Such notes were subsequently converted into preferred stock as discussed below. The 2020 Notes bear interest at 3.0% per annum and mature on June 4, 2021. The 2020 Notes are only prepayable with the consent of the holder and are an unsecured obligation of the Company. The 2020 Notes include the following embedded features:

(a)

Automatic conversion of outstanding principal and unpaid accrued interest upon the closing of the next equity financing. The conversion price will be based on the next equity financing per share price with a 20% discount, provided that the conversion price is not less than the Series D preferred stock price ($1.43 per share) or greater than $1.57 per share. The number of conversion shares to be issued shall be equal to the quotient obtained by dividing (i) the outstanding principal and unpaid accrued interest due by (ii) the above mentioned conversion price.

(b)

Automatic conversion of outstanding principal and unpaid accrued interest upon maturity of the 2020 Notes into shares of Series D preferred stock. The number of Series D preferred stock shares to be issued shall be equal to the quotient obtained by dividing (i) the outstanding principal and unpaid accrued interest due by (ii) the Series D preferred stock price.

(c)

Automatic redemption upon the Company closing a corporate transaction, or liquidation event (including an IPO, SPAC transaction or other change in control event). In such scenario, the majority noteholders would elect either (i) the repayment of the outstanding principal and accrued unpaid interest due upon the closing of the corporate transaction or (ii) the conversion of the 2020 Notes into the right to receive a cash payment as though the principal and unpaid accrued interest had converted into conversion shares. The conversion price will be based on the corporate transaction per share price with a 20% discount, provided that the conversion price is not less than the Series D preferred stock price ($1.43 per share) of greater than $1.57 per share. The number of conversion shares to be issued shall be equal to the quotient obtained by dividing (i) the outstanding principal and unpaid accrued interest due by (ii) the above mentioned conversion price.

(d)

Automatic conversion of outstanding principal and unpaid accrued interest upon the closing of an initial public offering. The number of conversion shares to be issued shall be equal to the quotient obtained by dividing (i) the outstanding principal and unpaid accrued interest due by (ii) the Series D preferred stock price.

(e)

Automatic conversion of outstanding principal and unpaid accrued interest upon an event of default under the Credit Agreement. The number of conversion shares to be issued shall be equal to the quotient obtained by dividing (i) the outstanding principal and unpaid accrued interest due by (ii) the Series D preferred stock price.

The Company assessed the embedded features within the 2020 Notes as detailed above and determined that the automatic conversion feature upon the next equity financing and the redemption upon a corporate transaction (in both cases, provided that the conversion price is not less than the Series D preferred stock price ($1.43 per share) or greater than $1.57 per share) met the definition of a derivative that would require separate accounting from the

2020 Notes. In estimating the fair value of these bifurcated embedded features, the Company concluded that such fair value was de minimis at issuance of the 2020 Notes. The automatic conversion feature upon maturity was assessed to contain a beneficial conversion feature that was recognized at its intrinsic value at the issuance date as a component of additional paid-in-capital and as a debt discount to the 2020 Notes totaling $3,933.

January 2021 Convertible notes payable: In January 2021, the Company issued convertible notes payable in exchange for cash totaling $11,000 (the “2021 Notes”). The 2021 Notes bear interest at 3.0% per annum and mature on October 29, 2021. The 2021 Notes are only prepayable with the consent of the holder and are an unsecured obligation of the Company. The 2021 Notes include the following embedded features:

(a)

Automatic conversion of outstanding principal and unpaid accrued interest upon the closing of the next equity financing. The conversion price will be based on the next equity financing per share price with a 20% discount, as long as it is not greater than $1.57 per share. The number of conversion shares to be issued shall be equal to the quotient obtained by dividing (i) the outstanding principal and unpaid accrued interest due by (ii) the above mentioned conversion price. This feature is effectively made up of two separate components, a share-settled redemption feature when the conversion price is not greater than $1.57 per share, and a traditional conversion option when the conversion price is greater than $1.57 per share.

(b)

Automatic conversion of outstanding principal and unpaid accrued interest upon maturity of the 2021 Notes into shares of Series D preferred stock. The number of Series D preferred stock shares to be issued shall be equal to the quotient obtained by dividing (i) the outstanding principal and unpaid accrued interest due by (ii) the Series D preferred stock price.

(c)

Automatic redemption upon the Company closing a corporate transaction. In such scenario, the majority noteholders would elect either (i) the repayment of the outstanding principal and accrued unpaid interest due upon the closing of the corporate transaction or (ii) the conversion of the 2021 Notes into the right to receive a cash payment as though the principal and unpaid accrued interest had converted into conversion shares. The conversion price will be based on the corporate transaction per share price with a 20% discount, provided it is not greater than $1.57. The number of conversion shares to be issued shall be equal to the quotient obtained by dividing (i) the outstanding principal and unpaid accrued interest due by (ii) the above mentioned conversion price. This feature is effectively made up of two separate components, a share-settled redemption feature when the conversion price is not greater than $1.57 per share, and a traditional conversion option when the conversion price is greater than $1.57 per share.

(d)

Automatic conversion of outstanding principal and unpaid accrued interest upon the closing of an initial public offering. The number of conversion shares to be issued shall be equal to the quotient obtained by dividing (i) the outstanding principal and unpaid accrued interest due by (ii) the Series D preferred stock price.

(e)

Automatic conversion of outstanding principal and unpaid accrued interest upon an event of default under the Credit Agreement. The number of conversion shares to be issued shall be equal to the quotient obtained by dividing (i) the outstanding principal and unpaid accrued interest due by (ii) the Series D preferred stock price.

(f)

In the event of a future non-equity financing prior to the full payment or conversion of the Notes, each lender will have the option to elect for the principal and unpaid accrued interest of each outstanding note to be converted into either (i) the instrument used in the non-equity financing on the same price, or (ii) conversion shares. The number of conversion shares to be issued shall be equal to the quotient obtained by dividing (i) the outstanding principal and unpaid accrued interest due by (ii) the conversion price.

The Company assessed the embedded features within the 2021 Notes as detailed above and determined that the automatic conversion feature upon the next equity financing and the redemption upon a corporate transaction (in both cases, when settled in shares at a conversion price less than $1.57 per share) met the definition of a derivative that would require separate accounting from the 2021 Notes. In estimating the fair value of these bifurcated embedded features, the Company concluded that such fair value was de minimis at issuance of the 2021 Notes. The automatic conversion feature upon maturity was assessed to contain a beneficial conversion feature that was recognized at its intrinsic value at the issuance date as a component of additional paid-in capital and as a debt discount to the 2021 Notes totaling $2,791. Two current shareholders who were related parties contributed $3,000 and $5,000, respectively, of the $11,000 2021 Notes balance.

The total amortization recorded for both the 2020 and 2021 Notes for the years ended December 31, 2021 and 2020, was $1,750 and $1,651, respectively, and is included within interest expense in the consolidated statements of operations. For the years ended December 31, 2021 and 2020, the Company incurred $246 and $295 of paid-in-kind interest as a component of the carrying value of the 2020 Notes and 2021 Notes.

On March 31, 2021, the Company completed the initial closing of a new equity financing for its Series E Preferred Stock. As a result of the closing, both the 2020 Notes and 2021 Notes, including accrued cash and paid-in-kind interest, converted to shares of Series E-1 and Series E-2 Preferred Stock respectively (see Note 5). The conversion of the 2020 Notes was treated as a conversion in accordance with the original terms of the 2020 Notes, and as such, carrying value of the 2020 Notes was reclassified to Series E-1 Preferred Stock. The conversion of the 2021 Notes was treated as an extinguishment of the 2021 Notes, with the Series E-2 Preferred Stock being recorded at its fair value (the reacquisition price of the 2021 Notes) and the Company recording a charge to the capital account of $2,791 representing the additional value provided to the holders of the 2021 Notes upon settlement. The Company recorded a loss on extinguishment of $2,361 reflected in the other income (expense), net on the consolidated statement of operations for the year ended December 31, 2020.

As a result of the 2020 Notes converting into shares of Series E Preferred Stock, the carrying value of the debt discount on the 2020 Notes was reversed and recognized as interest expense in the amount of $971 for the year ending December 31, 2021.

Capital lease obligations: The Company’s debt arising from capital lease obligations primarily relates to vehicles and equipment.

The aggregate future maturities of debt are as follows:

Years Ended December 31,	Term loans	Capital lease obligations
2022	$—	$1,092
2023	—	731
2024	202,671	452
2025	—	146

	202,671	2,421
Less: imputed interest	—	(200)

Total future maturities	$202,671	$2,221

Note 5. Stockholders’ equity

Convertible preferred stock

The Company has authorized the issuance of 503,246,770 shares of convertible preferred stock (“Preferred Stock”), of which 53,030,270 shares are designated as Series Seed Preferred Stock, 91,549,300 shares are designated as Series A Preferred Stock, 55,452,865 shares are designated as Series B Preferred Stock, 108,459,871 are designated as Series C Preferred Stock, 87,412,587 are designated as Series D Preferred Stock, 104,841,877 are designated as Series E Preferred Stock and 2,500,000 are designated as Series Z Preferred Stock (collectively, the “Preferred Stock”).

In July 2020, the Company issued 21,503,497 shares of Series D Preferred Stock at a purchase price of $1.43 per share, in exchange for gross cash proceeds of $30,750. In connection with this, the Company incurred issuance costs of approximately $12 during the year ended December 31, 2020.

On March 31, 2021, the Company completed a Series E Preferred Stock financing round whereby it issued shares of Series E-1 Preferred Stock, Series E-2 Preferred Stock, and Series E-3 Preferred Stock. The 2020 Notes had a carrying value of $31,752 and were converted into 22,204,490 shares of Series E-1 Preferred Stock, at a price per share of $1.43. The 2021 Notes had a carrying value of $13,832 and were converted into 8,232,627 shares of Series E-2 Preferred Stock, at a price per share of $1.34. The Company issued 71,428,570 shares of Series E-3 Preferred Stock at a purchase price of $1.68 per share, in exchange for gross cash proceeds of $120,000 and incurred issuance costs of $150.

The following summarizes the rights and preferences of the Preferred Stock (terms specific to each respective series of Preferred Stock are identified where relevant):

Distributions and liquidation preferences: The holders of Preferred Stock receive, in the event of a liquidation event and prior to any distribution to common stockholders, an amount equal to (i) the original issuance price per share for the Series Seed, A, B, C, D, E-1, E-2 and E-3 Preferred Stock equal to $0.132, $0.284, $0.541, $0.922, $1.43, $1.43, $1.34 and $1.68, respectively, adjusted as necessary, and (ii) any dividends declared and/or accrued, but unpaid. The Preferred Stockholders shall be entitled to receive the greater of the Original Issue Price plus any accrued and unpaid dividends or such amount per share that would have been payable had all of the Preferred Stock been converted in Common Stock. After payment of the preferred preference, the remaining proceeds are to be distributed to the holders of the common stock on a pro-rata basis.

Dividends: The holders of Preferred Stock are entitled to receive dividends when and if declared by the board of directors (the “Board”) from the Company’s legally available funds. The preferred stock dividends are given preference to any declaration or payment of any dividend on the Company’s common stock. The holders of Preferred Stock also are entitled to participate pro rata in any dividends paid on the Common Stock on an as-if-converted basis.

Conversion: Each share of Preferred Stock is convertible at the option of the holder at any time after the date of issuance into a number of shares of voting common stock as determined by dividing the original issue price for the relevant series by the conversion price for such series. The conversion price per share for Series Seed, A, B, C, D, E-1, E-2, E-3 Preferred Stock is $0.132, $0.284, $0.541, $0.922, $1.43, $1.43, $1.34 and $1.68

respectively, subject to adjustment, as defined. Conversion is automatic upon the earlier of (1) the Company’s sale of common stock in a firm commitment underwritten public offering provided that the offering price per share is at least $2.145 per share and the aggregate net proceeds are at least $25,000 or (2) at the election of the majority of preferred stockholders.

The conversion price will also be subject to proportional adjustment for events such as stock splits, stock dividends and recapitalization.

Voting: The holders of the Preferred Stock and voting common stock are entitled to vote together as a single class and not separate unless provided by law or other provisions of the articles of incorporation and receive one vote per voting common stock share equivalent. Each holder of Preferred Stock is entitled to a number of votes equal to the number of shares of voting common stock into which the shares of Preferred Stock would be convertible.

Redemption (deemed liquidation events): The Preferred Stock is not mandatorily redeemable. The Preferred Stock is only redeemable in the event of a deemed liquidation event and a majority of the preferred stockholders request such redemption in writing at least five days prior to the effective date of such deemed liquidation event. Shares of Preferred Stock shall be redeemed by the Company out of funds lawfully available at a price per share noted above plus any accrued or declared but unpaid dividends thereon. A deemed liquidation event includes each of the following unless the majority of preferred stockholders elect otherwise:

a)

a merger or consolidation of the Company with or into another entity, unless the shares of stock of the Company continue to represent or are converted into or exchanged for shares of capital stock that represent a majority of voting power of the surviving corporation; or

b)	the sale, lease, transfer, exclusive license or other disposition, in a single transaction or series of related transactions, of substantially all the assets of the Company.

The Company has evaluated the Preferred Stock offerings, its investor registration rights and the rights, preferences and privileges of each series of Preferred Stock and has concluded that there were no embedded features that met the definition of a derivative requiring bifurcation and separate accounting. Additionally, the Company assessed the conversion terms associated with its Preferred Stock and concluded that they did not include beneficial conversion features.

The Company has classified Preferred Stock as permanent equity as all deemed liquidation events are within the control of the Company as the common voting shareholders control four of the seven seats of the board of directors and the CEO holds the majority of the common voting shares. In addition, the Company does not currently believe that the related contingent events and the redemption of the Preferred Stock is probable to occur. Therefore, the Company is not currently accreting the Preferred Stock to redemption value, and will only do so if the Preferred Stock becomes probable of redemption in the future.

The redemption value of the Series Seed, A, B, C, D E-1, E-2, E-3 Preferred Stock at December 31, 2021 was $7,000, $26,000, $30,000, $100,000, $125,000, $31,752, $11,032, and $120,000 respectively. The Company has not declared any dividends related to the Preferred Stock.

Common stock

Voting common shares: The Company has authorized 700,000,000 shares of Voting Common Shares, par value $0.001 of which 190,012,330 are issued and outstanding at December 31, 2021 and 2020. Such shares confer upon holders the right to receive dividends out of any assets legally available, when and as declared by the Board, but subject to the prior right of the holders of the Preferred Shares as described above.

Non-voting common shares: The Company has authorized 115,000,000 shares of Non-Voting Common Shares, par value $0.001 of which 11,960,289 and 6,402,678 are issued and outstanding at December 31, 2021 and 2020, respectively.

The following shares of common stock are reserved for future issuance:

	Voting common shares	Non-voting common shares
Conversion of redeemable, convertible preferred stock	497,770,570	—
Warrants issued and outstanding	—	44,660,898
Stock options issued and outstanding	—	48,207,517
Authorized for future grant under 2014 Stock Option and Grant Plan	—	1,869,067

	497,770,570	94,737,482

Warrants for non-voting common stock

In October 2021, the Company issued the Initial Tranche C Warrants to purchase 11,509,673 shares of non-voting common stock at an exercise price of $0.01 per share to a syndicate of lenders in connection with the Fifth Amendment to the Credit Agreement as discussed in Note 4. These non-voting common stock warrants expire in October 2031. Additionally, in connection with the Fifth Amendment to the Credit Agreement the Company had contingently issuable Delayed Draw Tranche C Warrants to purchase 2,896,992 shares of non-voting common stock (not yet issued or outstanding as of December 31, 2021). The Tranche C Warrants will vest and become exercisable (i) with respect to 25% of the warrant shares, upon issuance thereof, (ii) with respect to 25% of the warrant shares, upon the earlier to occur of (x) termination of the merger agreement in accordance with its terms and (y) April 16, 2022 if the de-SPAC has not been consummated prior to such date, and (iii) with respect to 50% of the warrant shares, upon the earlier to occur of (1) termination of the merger agreement in accordance with its terms and (2) May 1, 2022 if the de-SPAC has not been consummated prior to such date. For the avoidance of doubt, if the closing of the de-SPAC occurs on or prior to April 15, 2022 then the Tranche C Warrants will be exercisable solely with respect to the 25% of the warrant shares that vest immediately upon issuance.

The Tranche C Warrants were assessed under ASC 480 and ASC 815 upon issuance and were determined to meet the requirements for liability classification due to the contingent exercisability conditions described above. Accordingly, the Company recorded the grant date fair value for the Tranche C Warrants to warrant liabilities upon the issuance date.

The weighted-average estimated grant date fair value of such Tranche C Warrants was $0.59 per share at issuance date (aggregate fair value of $8,428). For the 25% non-contingently exercisable warrant shares, the fair value approximated the estimated fair value of a share of the Company’s common stock on the date of issuance. For the 75% contingently exercisable warrant shares, the fair value approximated the estimated fair value of a share of the Company’s common stock on the date of issuance adjusted for management’s assumption of the probability of the de-SPAC occurring on or prior to April 15, 2022. The fair value of the Company’s common stock is based on certain factors as discussed further in Note 6. As of December 31, 2021, the Company concluded there was no change in the fair value of the Tranche C Warrants.

In February 2019 and December 2019, the Company issued warrants to purchase 15,025,563 and 17,625,662 shares of non-voting common stock (the “2019 Warrants”), respectively, at an exercise price of $0.001 per share to a lender in connection with the Credit Agreement discussed in Note 4. These non-voting common stock warrants expire in February 2029 and December 2029, respectively. The estimated grant date fair value of these non-voting common stock warrants was $0.53 per share at issuance date (aggregate fair value of $14,482), which approximated the estimated fair value of a share of the Company’s common stock on the respective dates of issuance. The fair value of the Company’s common stock is based on certain factors as further discussed in Note 6.

In 2018, the Company issued warrants to purchase shares of non-voting common stock at an exercise price of $0.922 per share (the “2018 Warrants”). These non-voting common stock warrants expire in March 2024. The total award could be exercised for 4,750,000 shares, of which 2,375,000 warrants were exercisable at issuance and 2,375,000 shares may become exercisable upon attaining performance requirements. The performance requirements are attained with each 2,000 residential living units in residential buildings, as defined in the warrant purchase agreement, become paying subscribers to the Company’s internet service, whereby 475,000 warrants vest. The estimated grant date fair value of these non-voting common stock warrants of $0.0066 per share was recognized at the issuance date (aggregate fair value of $31). During the year ended December 31, 2020, the performance requirements were met related to an additional 2,000 living units and accordingly, an incremental additional 475,000 warrants vested. In October 2021, the remaining unvested warrants were accelerated and vested in full and immediately exercised. The vesting of such warrants was considered probable both at issuance and at the acceleration date. As a result, no incremental share-based compensation expense was recognized with respect to the 2021 vesting.

In September 2017, the Company issued warrants to purchase 500,000 shares of non-voting common stock at an exercise price of $0.17 per share (the “2017 Warrants”). These non-voting common stock warrants expire in September 2027. The estimated grant date fair value of these non-voting common stock warrants was $0.0622 per share at issuance date (aggregate fair value of $31), which approximated the estimated fair value of a share of the Company’s common stock on the respective dates of issuance. The fair value of the Company’s common stock is based on certain factors as further discussed in Note 6.

The 2019, 2018 and 2017 Warrants were assessed under ASC 480 and ASC 815 upon each respective issuance and were determined to meet the requirements for equity classification. Accordingly, the Company recorded the grant date fair value for the 2018 Warrants and the allocated fair value for the 2019 Warrants (see Note 4) of each respective non-voting common stock warrant to additional paid in capital upon their issuance dates.

As of December 31, 2021, the following warrants to issue non-voting common shares of the Company remain outstanding:

Original issuance date	Expiration date	Exercise price	Warrants issued	Warrants currently exercisable
September 2017	September 2027	$0.170	500,000	500,000
February 2019	February 2029	$0.001	15,025,563	15,025,563
December 2019	December 2029	$0.001	17,625,662	17,625,662
October 2021	October 2031	$0.01	11,509,673	2,877,418

			44,660,898	36,028,643

Note 6. Share-based compensation expense

In December 2014, the Board of directors and stockholders approved the Starry, Inc. 2014 Stock Option and Grant Plan, which was subsequently amended and restated in November 2016. The Amended and Restated 2014 Stock Option and Grant Plan was amended further in December 2017, March 2019 and March 2021 (as amended, the “2014 Plan”), allowing the Company to grant up to 58,743,860 shares of the Company’s non-voting common shares. The 2014 Plan permits the granting of various awards including stock options (including both nonqualified options and incentive options) and restricted stock awards to employees, officers, directors and non-employee consultants of the Company. An aggregate of 11,960,289 non-voting common shares were available to issue under the 2014 Plan as of December 31, 2021.

The 2014 Plan is administered by the Board. The selection of participants, allotment of shares, determination of price and other conditions are determined by the Board at its sole discretion in order to attract and retain personnel instrumental to the success of the Company. As of December 31, 2021 and 2020, only stock options and restricted stock awards have been granted to employees, directors, consultants and advisors.

Under the 2014 Plan, the option exercise price for all grantees equals the stock’s estimated fair value on the date of the grant. The Board determined the fair value of common stock at the time of grant by considering a number of objective and subjective factors, including independent third-party valuations of the Company’s common stock, operating and financial performance, the lack of liquidity of capital stock and general and industry-specific economic outlook, amongst other factors. The Company believes the fair value of stock options granted to nonemployees is more readily determinable than the fair value of services rendered.

The fair value of the underlying common stock will be determined by the Company’s Board until such time the Company’s common stock is listed on an established exchange or national market system.

The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model in order to measure the compensation cost associated with the award. This model incorporates certain assumptions for inputs including an expected volatility in the market value of the underlying common stock, expected term, a risk-free interest rate and the expected dividend yield of the underlying common stock.

The following assumptions were used for options issued during the years ended December 31, 2021 and 2020:

	December 31,
	2021	2020
Expected volatility	27.8% - 28.2%	24.0% - 28.1%
Expected term (in years)	5.4 - 6.1	5.0 - 6.1
Risk-free interest rate	0.8% - 1.1%	0.4% - 1.7%
Expected dividend yield	$0.00	$0.00

•

Expected volatility: The expected volatility was determined by examining the historical volatilities of a group of industry peers, as the Company did not have any trading history for the Company’s common stock.

•

Expected term: For employees, the expected term is determined using the “simplified” method, as prescribed by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment, to estimate on a formula basis the expected term of the Company’s employee stock options which are considered to have “plain vanilla” characteristics.

•

Risk-free interest rate: The risk-free interest rate was based upon quoted market yields for the United States Treasury instruments with terms that were consistent with the expected term of the Company’s stock options.

•	Expected dividend yield: The expected dividend yield was based on the Company’s history and management’s current expectation regarding future dividends.

Employee and nonemployee stock options generally vest over four years, with a maximum term of ten years from the date of grant. The awards become available to the recipient upon the satisfaction of a vesting condition based upon either a period of service or the achievement of a milestone, either of which may be accelerated at the discretion of the Board. Share-based compensation expense is recognized on a straight-line basis over the applicable vesting period.

Stock options: A summary of stock option award activity for the year ended December 31, 2021 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2021	43,948,554	$0.33	7.3	$11,053
Expired	(361,887)	0.44
Granted	7,037,000	1.33
Exercised	(3,264,598)	0.23
Cancelled or forfeited	(3,589,302)	0.58

Outstanding at December 31, 2021	43,769,767	$0.47	6.5	$58,469

Exercisable at January 1, 2021	25,070,044	$0.21	6.2	$9,371

Exercisable at December 31, 2021	28,589,479	$0.27	5.4	$44,060

There were no options with an exercise price greater than the market price on December 31, 2021 to exclude from the intrinsic value computation. The intrinsic value of stock options exercised during the years ended December 31, 2021 and 2020 was $3,174 and $618, respectively, as determined on the date of exercise. There were no stock options awarded to non-employees during the years ended December 31, 2021.

Share-based compensation expense for the years ended December 31, 2021 and 2020 were $1,310 and $960, respectively, and is included within research and development as well as selling, general and administrative expense on the accompanying consolidated statements of operations. As of December 31, 2021, there was approximately $3,236 of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted-average period of 2.4 years.

RSUs: In May 2021 and September 2021, pursuant to the Company’s Amended and Restated 2014 Stock Option Grant Plan, the Company granted 4,000,000 and 449,250 shares of restricted stock units (“RSUs”), respectively, to employees in exchange for employment services. The RSUs have a service condition of 4 years and performance condition that is linked to the occurrence of a liquidity event. The liquidity event requirement will be satisfied on the first to occur of: (1) the day following the expiration of the lock up period that is in effect following a listing event (defined below), provided that a termination event has not occurred prior to such time and (2) the consummation of a sale event. A listing event is defined as (i) an initial public offering or direct listing of any class of common stock of the Company or any parent or subsidiary or successor of the Company formed for the purpose of effecting such transaction or (ii) a merger (or similar transaction) with a special purpose acquisition company, the result of which is that any class of common stock of the Company or the parent or successor entity of the Company is listed on the New York Stock Exchange, the Nasdaq Stock Market or other securities exchange. The grant-date fair value of the RSUs is $1.47 per share. The Company has not recognized any compensation expense for the RSUs since the defined liquidity event has not occurred as of December 31, 2021. As of December 31, 2021, there was approximately $6,536 of unrecognized share-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 3.3 years.

Note 7. Property and equipment

Property and equipment consisted of the following at December 31, 2021 and 2020:

	December 31,
	2021	2020
Distribution system	$142,202	$91,719
Asset retirement obligation	2,015	1,232
Construction in progress	28,493	12,496
Equipment	6,051	4,814
Vehicles	3,943	2,875
Site acquisition costs	3,155	2,547
Furniture and fixtures	1,267	1,163
Software	1,452	626
Leasehold improvements	691	596

	189,269	118,068
Less: accumulated depreciation	(60,250)	(31,410)

Property and equipment, net	$129,019	$86,658

Depreciation expense for the years ended December 31, 2021 and 2020 totaled approximately $29,463 and $19,350 respectively, and is included within cost of revenues, selling, general and administrative, and research and development expense on the accompanying consolidated statements of operations. The Company reported $26,372 and $16,676, in 2021 and 2020, respectively, of depreciation related to the deployed assets which comprise its distribution system.

Note 8. Asset retirement obligations

The following table summarizes changes in the Company’s asset retirement obligations for the years ended December 31, 2021 and 2020:

Balance, January 1, 2020	$703
New asset retirement obligations	582
Accretion expense	114

Balance, December 31, 2020	1,399
New asset retirement obligations	783
Accretion expense	205

Balance, December 31, 2021	$2,387

Accretion expense associated with asset retirement obligations is included within selling, general and administrative expenses on the accompanying consolidated statements of operations.

Note 9. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following at December 31, 2021 and 2020:

	December 31,
	2021	2020
Receivable from 2021 Strategic Partner Arrangement (see Note 12)	$219	$259
Prepaid inventory	3,821	143
Prepaid software	797	553
Contract Manufacturer	674	565
Prepaid rent	709	—
Other	859	320

Total	$7,079	$1,840

Note 10. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Accrued compensation and benefits	$4,773	$3,633
Accrued sales and use tax	5,860	3,327
Accrued purchases of property and equipment	3,339	2,257
Accrued transaction costs	3,693	—
Other	5,512	3,856

Total	$23,177	$13,073

Note 11. Income taxes

For the years ended December 31, 2021 and 2020, the Company did not record a tax provision or benefit due to current and historical losses incurred by the Company. The Company’s losses before income taxes consist primarily of losses from domestic operations.

The significant components of the Company’s deferred taxes as of December 31, 2021 and 2020 are as follows:

	2021	2020
Deferred tax assets:
Federal and state net operating loss carryforwards	$134,609	$86,964
Research and development tax credits	6,531	5,269
Debt	2,884	—
Capitalized research and development costs	1,588	1,911
Payroll tax deferral	337	655
Reserves and accruals	705	354
Other	104	108

Total deferred tax assets	146,758	95,261
Deferred tax liabilities:
Fixed Assets - Depreciation	(3,743)	(1,815)
Other	(224)	(622)

Total deferred tax liabilities	(3,967)	(2,437)
Valuation allowance	(142,791)	(92,824)

Net deferred tax assets	$—	$—

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the Company’s deferred tax assets. As a result, a full valuation allowance of $142,791 and $92,824, respectively, has been established against the deferred tax assets for both years. Management reevaluates the positive and negative evidence at each reporting period. The valuation allowance increased by $49,967 during the year ended December 31, 2021 primarily as a result of increases in the Company’s net operating losses.

The Company has federal net operating loss carryforwards of approximately $485,122 of which $49,477 will begin to expire in 2034 and $435,645 can be carried forward indefinitely. The Company also has state net operating loss carryforwards of approximately $488,824, which will begin to expire in 2034. The Company also has federal and state research and development tax credit carryforwards of $4,326 and $2,792, respectively, which begin to expire in 2034 and 2029, respectively.

A reconciliation of the income tax expense computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Years Ended December 31,
	2021	2020
Federal statutory rate of 21%	21.0%	21.0%
State taxes	9.0	6.8
Research & development credits	0.5	1.0
Other	(0.5)	(1.0)
Change in valuation allowance	(30.0)	(27.8)

Effective tax rate	0.0%	0.0%

The Company files a U.S. federal income tax return and various state returns. All tax years since inception remain open to examination by the major taxing jurisdictions to which the Company is subject, as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service (IRS) or other authorities if they have or will be used in a future period. The Company is not currently under examination by the IRS or any other jurisdictions for any tax years.

The Company’s ability to utilize a portion of its net operating loss and research and development carryforwards is subject to certain limitations under section 382 and 383 of the Internal Revenue Code of 1986, as amended and corresponding provision of state law, due to ownership change that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax liabilities, respectively. The Company has not completed a study to assess whether a change of ownership has occurred, or whether there have been multiple ownership changes since its formation. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development credit carryforward before utilization. Further, until a study is completed by the Company and any limitation is known, no amounts are being presented as an uncertain tax position.

As of December 31, 2021 and 2020, the Company has not identified any uncertain tax positions for which reserves would be required. The Company will recognize interest and penalties, if any, related to uncertain tax positions in income tax expense. As of December 31, 2021, no interest or penalties have been accrued. In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), was signed into law in the United States in March 2020. The CARES Act adjusted a number of provisions of the tax code, including the calculation and eligibility of certain deductions and the treatment of net operating losses and tax credits. The enactment of the CARES Act did not result in any material adjustments to the Company’s income tax provision for the year ended December 31, 2021, or to the Company’s net deferred tax assets as of December 31, 2021.

Note 12. Commitments and contingencies

2020 Strategic Partner Arrangement: On June 19, 2020, the Company entered into a 10 year arrangement, renewable for an additional 5 years (the “Arrangement”) with a third party to jointly deploy a fixed millimeter wave broadband service in a new market, which will provide internet and voice over internet protocol (“VoIP”) services to Starry customers. The third party has agreed to fund the equipment necessary to deliver the service in exchange for a revenue sharing arrangement whereby the third party will be entitled to a percentage of revenue earned by the Company in the new market. Pursuant to the Arrangement, the Company will sell in exchange for cash consideration the equipment to the third party and lease the equipment back. The seller-financing portion of the transaction created a form of continuing involvement which precludes sale-leaseback accounting until the related amounts due are paid in full. Accordingly, the Company accounted for the sale-leaseback as a financing transaction with the third party, with the equipment remaining on our books at its then carrying value, the net cash proceeds received being reflected as a financing obligation, and the expected future payments under the revenue sharing agreement to the third party being treated as debt service and applied to interest and principal over the initial 10 year term. The discount rate is calculated based on expected future payments under the revenue sharing agreement. The third party has the right to terminate the Arrangement for any reason no earlier than June 2023. In the event of an early termination, the Company is required to repurchase the equipment at a repurchase price equal to the net book value of the equipment as reflected on the third party’s balance sheet at the time of the termination. The Company has made an accounting policy election to use the prospective method to account for changes in actual or estimated cash flows related to the debt service.

As of December 31, 2021, the financing obligation was $5,227, of which $525 and $4,702 was included in the current and non-current portion of debt, respectively, on the consolidated balance sheet. As of December 31, 2021, $219 of reimbursable expenses is owed by the third party and is included in prepaid expenses and other current assets on the consolidated balance sheet.

Operating leases: The Company has operating leases for its corporate offices and other facilities, roof rights, equipment leases and fiber networks, under various non-cancelable agreements. Future minimum rental commitments for operating leases with non-cancelable terms of one year or more at December 31, 2021, are as follows:

2022	$12,546
2023	10,619
2024	6,784
2025	4,338
2026	2,574
Thereafter	1,521

$38,382

Total rent expense for the years ended December 31, 2021 and 2020 were $13,583 and $8,011, respectively.

Purchase Commitments: The Company entered into non-cancelable purchase commitments with various contract manufacturers during the year ended December 31, 2021 to purchase items to be installed in the Company’s distribution system. As of December 31, 2021, these purchase commitments totaled $33,351.

Advance deposit payments: The Company’s contractual commitments include an advance deposit payment received from a customer for the build out of a network in an underserved location. In the event the Company does not fulfill the obligation to construct the network such deposit is required to be refunded to the customer. As of December 31, 2021 and December 31, 2020, such deposit payment totaled $2,000 and $0, respectively, and was recorded in other liabilities.

Legal Proceedings: The Company is periodically involved in legal proceedings, legal actions and claims arising in the normal course of business, including proceedings relating to product liability, intellectual property, safety and health, employment and other matters. Management believes that the outcome of such legal proceedings, legal actions and claims will not have a significant adverse effect on the Company’s financial position, results of operations or cash flows.

Letter of intent for Agreement and Planned Merger: In September 2021, the Company entered into a letter of intent with FirstMark Horizon Acquisition Corp. a special purpose acquisition company, and subsequently entered into a merger agreement on October 6, 2021, as discussed in Note 1. As of December 31, 2021, the Company has recorded $5,225 in deferred costs related to the Business Combination.

Note 13. Net loss per share

The following table sets forth the computation of the basic and diluted net loss per share:

	December 31,
	2021	2020
Numerator:
Net loss attributable to common stockholder	$(166,545)	$(125,093)

Denominator:
Weighted average shares outstanding, basic and diluted	198,664,761	194,177,522

Basic and diluted earnings per share:
Voting common stock	$(0.84)	$(0.64)

Non-voting common stock	$(0.84)	$(0.64)

The Company’s potential dilutive securities, which include stock options, convertible preferred stock and vested warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same.

The Company issued warrants that were contingently exercisable into shares of non-voting common stock upon meeting certain performance conditions or the occurrence of certain specified future events. The unvested warrants were not included in the computation of dilutive net loss per share for the periods presented as none of the performance conditions or certain specified future events had been satisfied as of December 31, 2021 or 2020. However, had the contingencies been satisfied as of December 31, 2021 or 2020, the warrants would have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share.

The Company issued convertible notes payable during 2020 that were contingently convertible into shares of non-voting common stock upon the occurrence of certain specified future events. The Company’s contingently convertible notes payable did not meet the condition to be converted to common stock as of December 31, 2020 and therefore were not included in the computation of dilutive net loss per share for the year ended December 31, 2020. However, had the contingency been satisfied as of December 31, 2020, the notes would have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share.

The number of shares underlying the Company’s outstanding stock options, redeemable, convertible preferred stock and warrants are summarized and disclose in Note 5.

Note 14. Supplemental cash flow information

The following tables provides a reconciliation of cash, cash equivalents and restricted cash reported in the balance sheets as of December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020
Cash and cash equivalents	$29,384	$25,594
Restricted cash	—	110
Restricted cash included in restricted cash and other assets	1,378	1,127

Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$30,762	$26,831

The following table provides supplemental cash flow information for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020
Cash paid for interest	$132	$136

Cash paid for taxes	$—	$—

The following table provides supplemental disclosures of noncash investing and financing activities for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020
Purchases of property and equipment included within accounts payable and accrued expenses and other current liabilities	$10,991	$8,036

Unpaid deferred transaction costs included within accounts payable and accrued expenses	$4,250	$—

Property and equipment acquired through capital lease obligations	$1,399	$424

Asset retirement obligations associated with deployed equipment	$783	$582

Conversion of convertible notes to Series E Preferred Stock	$45,584	$—

Note 15. Retirement plan

The Company makes available a 401(k) defined contribution savings plan (the “401(k) Plan”) for its employees. The 401(k) Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis, subject to legal limitations. Under such a plan, employees may make voluntary contributions. For the years ended December 31, 2021 and 2020, there was no employer matching contribution made to the 401(k) Plan.

Note 16. Subsequent events

The Company evaluated all events or transactions that occurred after December 31, 2021 through March 31, 2022, the date the consolidated financial statements were available to be issued.

Fifth Amendment Delayed Draw

On January 11, 2022, the Company received proceeds of $10,000 in connection with the Delayed Draw Tranche C Loan. In conjunction with the Delayed Draw Tranche C Loan, the Company issued the Delayed Draw Tranche C Warrants to the lenders to purchase 2,896,992 shares of Nonvoting Starry Common Stock.

Merger Agreement Waiver

Pursuant to the terms of the merger agreement, the Business Combination was subject to the satisfaction or waiver of certain customary closing conditions. At the time of the execution of the merger agreement, such closing conditions included, among others, that the amount equal to, as of immediately prior to the effective time of the Acquisition Merger (the “Acquisition Merger Effective Time”): (A) the funds contained in FirstMark’s trust account; plus (B) all other Cash and Cash Equivalents (as defined in the merger agreement) of New Starry; minus (C) the aggregate amount of cash proceeds required to satisfy the redemption of any shares of FirstMark’s Class A common stock pursuant to the redemption offer (to the extent not already paid as of immediately prior to the Acquisition Merger Effective Time); plus (D) the PIPE Investment actually received by FirstMark or Holdings at or prior to the closing of the Acquisition Merger (the “Acquisition Merger Closing”); plus (E) net cash proceeds actually received by Starry in consideration for the issuance of Additional Funding Shares (as defined in the merger agreement) (including pursuant to the Series Z Subscription Agreements) prior to the Acquisition Merger Closing shall be at least $300.0 million (the “Minimum Cash Condition”). At the time of the execution of the merger agreement, the closing of the PIPE Investment and the Series Z Investment was also subject to the satisfaction or waiver of the closing of the offering of the Convertible Notes. Further, the merger agreement provided that Starry will use reasonable best efforts to deliver payoff letters and related documentation with respect to certain of its indebtedness at least two business days prior to the closing date of the Acquisition Merger. In addition, the terms of the merger agreement provide that, unless otherwise approved by Starry, FirstMark shall not permit any amendment or modification to be made to, any waiver of, or provide consent to modify, any provision or remedy under any Subscription Agreements. On March 28, 2022, the parties to the merger agreement entered into a Merger Agreement Waiver (the “Merger Agreement Waiver”), pursuant to which they have agreed to waive such closing conditions. As a result of the Minimum Cash Condition not being met, the Convertible Notes (see Note 1) were not issued upon consummation of the Business Combination.

FirstMark Redemptions

Public shareholders redeemed 37,775,801 of FirstMark Class A Common Stock for an aggregate payment of $377,787, resulting in the Company receiving proceeds of $36,245 upon the consummation of the Business Combination on March 29, 2022.

PIPE Subscription Agreement

On March 25, 2022, the PIPE Subscription Agreement was amended such that the aggregate number of New Starry Class A Common Stock to be sold was increased from 10,900,000 to 14,533,334 New Starry Class A Common Stock and the purchase price per share was decreased from $10.00 to $7.50 per share.

On March 29, 2022, the PIPE investors purchased an aggregate of 14,533,334 shares of New Starry Class A Common Stock at $7.50 per share, resulting in aggregate proceeds of $109,000 in the PIPE investment.

Series Z Subscription Agreement

On March 25, 2022, the Series Z Subscription Agreement was amended such that the aggregate number of Series Z Preferred Stock to be sold was increased from 2,100,000 to 2,800,000 Series Z Preferred Stock and the purchase price per share was decreased from $10.00 to $7.50 per share.

In addition, on March 25, 2022, Starry and Tiger Global Private Investment Partners IX, LP (“Tiger”) entered into an additional Series Z Subscription Agreement (the “Tiger Series Z Subscription Agreement”) pursuant to which Tiger agreed to subscribe for 1,333,333 shares of Series Z Preferred Stock at a purchase price per share of $7.50 for a purchase price equal to approximately $10.0 million.

On March 29, 2022, the Series Z Investors purchased an aggregate of 4,133,333 shares of Starry Series Z Preferred Stock at $7.50 per share, resulting in aggregate proceeds of $31,000.

Seventh Amendment to Credit Agreement

On March 26, 2022, the Company entered into a Seventh Amendment to the Credit Agreement. The Seventh Amendment to the Credit Agreement amended and restated an affirmative covenant requiring the Company to provide annual audited financial statements without a “going concern” or like qualification, exception or emphasis. In addition, the Seventh Amendment to the Credit Agreement redefined the term “Change in Control” to exclude the aforementioned Business Combination with respect to contemplating the prepayment penalty. As a result of such amendments, the Company was in compliance with all bank covenants as of December 31, 2021. Without such amendments the Company would have been in default and the outstanding long-term debt balance would be payable upon demand. The lender has retained all other covenant requirements.

Tranche C Warrants

As the Business Combination occurred prior to April 15, 2022, approximately 75% of the Tranche C warrants, or 10,804,998 million warrants, were no longer subject to vest or become exercisable. See Warrants for non-voting common stock within Note 5.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and the Board of Directors of Starry Group Holdings, Inc.

Opinion on the Financial Statement

We have audited the accompanying balance sheets of Starry Group Holdings, Inc. (the “Company”) as of December 31, 2021 and September 17, 2021, and the related notes (collectively referred to as the “financial statement”). In our opinion, the financial statement presents fairly, in all material respects, the financial position of the Company as of December 31, 2021 and September 17, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statement has been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statement, substantial doubt about Starry, Inc.’s (the Company’s parent or “Starry”) ability to continue as a going concern has been raised and because the Company is a direct and wholly owned subsidiary of Starry, there is substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

This financial statement is the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statement based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statement. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement.

We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 31, 2022

We have served as the Company’s auditor since 2021.

Starry Group Holdings, Inc.

(a wholly owned subsidiary of Starry Inc.)

Balance Sheets

	December 31, 2021	September 17, 2021
Assets:
Total assets	$—	$—

Liabilities and stockholder’s equity:
Total liabilities	—	—
Commitments and contingencies
Stockholder’s equity:
Common stock, $0.01 par value; 100 shares issued and outstanding	1	1
Due from stockholder	(1)	(1)

Total stockholder’s equity	—	—
Total liabilities and stockholder’s equity	$—	$—

Starry Group Holdings, Inc.

Notes to the Balance Sheets

Note 1: Background and Nature of Operations

Starry Group Holdings, Inc. (“the Company”), formerly Starry Holdings, Inc., is a direct and wholly owned subsidiary of Starry, Inc. (“Starry”) and was incorporated in Delaware on September 17, 2021. The Company was formed for the purpose of completing the transactions contemplated by the Agreement and Plan of Merger, dated October 6, 2021 (the “Merger Agreement”), by and among the Company, Starry, FirstMark Horizon Acquisition Corp. (“FirstMark”) and Sirius Merger Sub Inc., a direct and wholly owned subsidiary of FirstMark (“Merger Sub”). Pursuant to the Merger Agreement, and subject to the terms and conditions contained therein, the Merger will be effected in two steps:

(a) FirstMark will merge with and into the Company (the “SPAC Merger” and, the closing of the SPAC Merger, the “SPAC Merger Closing,” and, the time at which the SPAC Merger becomes effective, the “SPAC Merger Effective Time”), with the Company surviving the SPAC Merger as a publicly traded entity (such surviving entity, “New Starry”) and becoming the sole owner of Merger Sub; and

(b) after the SPAC Merger Effective Time, Merger Sub will merge with and into Starry (the “Acquisition Merger” and, together with the SPAC Merger and all other transactions contemplated by the Merger Agreement, the “Business Combination”), with Starry surviving the Acquisition Merger as a wholly owned subsidiary of New Starry. The Business Combination will be effectuated in the following principal steps:

•

Certain third-party investors, will purchase an aggregate of 10,900,000 shares of Class A common stock of the Company, for an aggregate purchase price of $109 million, which is considered a private investment in public equity (“PIPE”);

•

The issuance of $150 million principal amount of Convertible Notes immediately prior to or substantially concurrently with the consummation of the Acquisition Merger, resulting in aggregate proceeds of $150 million in the Convertible Notes Investment, pursuant to the Convertible Notes Subscription Agreements;

•

The issuance and sale of 2,100,000 shares of Starry Series Z Preferred Stock for a purchase price of $10.00 per share immediately prior to the consummation of the Acquisition Merger, generating gross proceeds of $21 million pursuant to the Series Z Subscription Agreements;

•	The shareholders of Starry will exchange their interests in Starry for Class A common stock in the Company.

Following the consummation of the transactions contemplated by the Merger Agreement, the Company will be the surviving publicly-traded corporation, and will own all of the equity interests in Starry. However, the consummation of the transactions contemplated by the Merger Agreement is subject to numerous conditions, including approval of the shareholders of Starry and FirstMark, and there can be no assurances that such conditions will be satisfied.

Going concern

Pursuant to the Financial Accounting Standards Board (the “FASB”) codification Accounting Standards Codification (“ASC”) 205, Presentation of Financial Statements, the Company is required to assess its ability to continue as a going concern for a period of one year from the date of the issuance of the consolidated financial statements.

The Company is a wholly owned subsidiary of Starry, an early stage growth company which has generated losses and negative cash flows from operations since inception. As such, additional capital investments are required in order to execute the strategic plan of Starry, Inc. While Starry, Inc. intends to raise additional capital through a combination of sources, there can be no assurances that such efforts will be successful. Accordingly, substantial doubt about Starry’s ability to continue as a going concern is raised and as the Company is a direct and wholly owned subsidiary of Starry, there is substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date this financial statement is issued. The balance sheet does not include any adjustments that might result from the outcome of this uncertainty should Starry be unable to continue as a going concern.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The balance sheets are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Separate statements of income and comprehensive income, changes in stockholder’s equity and cash flows have not been presented because there have been no activities in this entity as of December 31, 2021.

Use of Estimates

The preparation of the financial statement in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Organization costs

Costs related to incorporation of the Company will be paid by Starry and recorded as an expense of Starry.

Note 3: Stockholder’s Equity

The Company’s authorized capital stock consists of 100 shares of common stock, with a par value of $0.01 per share. On September 17, 2021, the Company issued 100 shares of common stock for aggregate consideration of $1.

Note 4: Subsequent Events

The Company has evaluated subsequent events through November 5, 2021, the date on which the balance sheet as of September 17, 2021 was available for issuance and through March 31, 2022, the date on which the December 31, 2021 balance sheet was available for issuance.

Merger Agreement Waiver

Pursuant to the terms of the merger agreement, the Business Combination was subject to the satisfaction or waiver of certain customary closing conditions. At the time of the execution of the merger agreement, such closing conditions included, among others, that the amount equal to, as of immediately prior to the effective time of the Acquisition Merger (the “Acquisition Merger Effective Time”): (A) the funds contained in FirstMark’s trust account; plus (B) all other Cash and Cash Equivalents (as defined in the merger agreement) of New Starry; minus (C) the aggregate amount of cash proceeds required to satisfy the redemption of any shares of FirstMark’s Class A common stock pursuant to the redemption offer (to the extent not already paid as of immediately prior to the Acquisition Merger Effective Time); plus (D) the PIPE Investment actually received by FirstMark or Holdings at or prior to the closing of the Acquisition Merger (the “Acquisition Merger Closing”); plus (E) net cash proceeds actually received by Starry in consideration for the issuance of Additional Funding Shares (as defined in the merger agreement) (including pursuant to the Series Z Subscription Agreements) prior to the Acquisition Merger Closing shall be at least $300.0 million (the “Minimum Cash Condition”). At the time of the execution of the merger agreement, the closing of the PIPE Investment and the Series Z Investment was also subject to the satisfaction or waiver of the closing of the offering of the Convertible Notes. Further, the merger agreement provided that Starry will use reasonable best efforts to deliver payoff letters and related documentation with respect to certain of its indebtedness at least two business days prior to the closing date of the Acquisition Merger. In addition, the terms of the merger agreement provide that, unless otherwise approved by Starry, FirstMark shall not permit any amendment or modification to be made to, any waiver of, or provide consent to modify, any provision or remedy under any Subscription Agreements. On March 28, 2022, the parties to the merger agreement entered into a Merger Agreement Waiver (the “Merger Agreement Waiver”), pursuant to which they have agreed to waive such closing conditions. As a result of the Minimum Cash Condition not being met, the Convertible Notes (see Note 1) were not issued upon consummation of the Business Combination.

FirstMark Redemptions

Public shareholders redeemed 37,775,801 of FirstMark Class A Common Stock for an aggregate payment of $377,787, resulting in the Company receiving proceeds of $36,245 upon the consummation of the Business Combination on March 29, 2022.

PIPE Subscription Agreement

On March 25, 2022, the PIPE Subscription Agreement was amended such that the aggregate number of New Starry Class A Common Stock to be sold was increased from 10,900,000 to 14,533,334 New Starry Class A Common Stock and the purchase price per share was decreased from $10.00 to $7.50 per share.

On March 29, 2022, the PIPE investors purchased an aggregate of 14,533,334 shares of New Starry Class A Common Stock at $7.50 per share, resulting in aggregate proceeds of $109,000 in the PIPE investment.

Series Z Subscription Agreement

On March 25, 2022, the Series Z Subscription Agreement was amended such that the aggregate number of Series Z Preferred Stock to be sold was increased from 2,100,000 to 2,800,000 Series Z Preferred Stock and the purchase price per share was decreased from $10.00 to $7.50 per share.

In addition, on March 25, 2022, Starry and Tiger Global Private Investment Partners IX, LP (“Tiger”) entered into an additional Series Z Subscription Agreement (the “Tiger Series Z Subscription Agreement”) pursuant to which Tiger agreed to subscribe for 1,333,333 shares of Series Z Preferred Stock at a purchase price per share of $7.50 for a purchase price equal to approximately $10.0 million.

On March 29, 2022, the Series Z Investors purchased an aggregate of 4,133,333 shares of Starry Series Z Preferred Stock at $7.50 per share, resulting in aggregate proceeds of $31,000.