Form 10-Q
period 2022-03-31
Starry Group Holdings, Inc.
filed 2022-05-16
CIK 1884697

PROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 001-41336

STARRY GROUP HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	87-4759355
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
38 Chauncy Street, Suite 200 Boston, MA	02111
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 861-8300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share Warrants to purchase 1.2415 shares of Class A common stock, each at an exercise price of $9.13 per 1.2415 shares of Class A common stock	STRY STRY WS	The New York Stock Exchange The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 13, 2022, the registrant had 157,327,443 shares of Class A common stock, $0.0001 par value per share, outstanding and 9,268,335 shares of Class X common stock, $0.0001 par value per share, outstanding.

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding the financial position, business strategy and the plans and objectives of management for our future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “would” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of known and unknown risks, uncertainties and assumptions, including those described under the sections in this Quarterly Report on Form 10-Q entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. These forward-looking statements are subject to numerous risks, including, without limitation, the following:

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
•
the unavailability, reduction, elimination or adverse application of government subsidies, including through the Rural Digital Opportunity Fund ("RDOF"), the legacy Emergency Broadband Benefit program ("EBB") and its successor Affordable Connectivity Program ("ACP");
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

ii

•
our ability to comply with extensive governmental legislation and regulation and the cost of doing so;
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
•
the impact of the COVID-19 pandemic; and
•
other factors detailed in this Quarterly Report on Form 10-Q, including those in the section entitled “Risk Factors.”

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

You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Starry Group Holdings, Inc.

Unaudited Condensed Consolidated Balance Sheets

(Dollar amounts in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$166,693	$29,384
Accounts receivable, net	395	380
Deferred costs	—	7,049
Prepaid expenses and other current assets	6,358	7,079
Total current assets	173,446	43,892
Property and equipment, net	136,756	129,019
Intangible assets	48,463	48,463
Restricted cash and other assets	2,141	1,860
Total assets	$360,806	$223,234
Liabilities, redeemable shares and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$7,401	$6,832
Unearned revenue	1,633	1,630
Current portion of debt	1,498	1,504
Accrued expenses and other current liabilities	30,099	23,177
Total current liabilities	40,631	33,143
Debt, net of current portion	211,306	191,596
Earnout liabilities	20,881	—
Warrant liabilities	18,175	14,773
Asset retirement obligations	2,621	2,387
Other liabilities	15,454	12,412
Total liabilities	309,068	254,311
Commitments and contingencies (Note 12)
Redeemable shares (Note 15)	10,579	—
Stockholders’ equity (deficit):
Convertible Preferred stock (Note 5)	—	453,184
Old Starry common stock; $0.001 par value; 0 and 150,024,203 shares authorized and 0 and 37,178,873 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	—	4
Class A common stock; $0.0001 par value; 800,000,000 shares authorized; 152,926,661 and 0 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	16	—
Class X common stock; $0.0001 par value; 50,000,000 shares authorized; 9,268,335 and 0 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	1	—
Additional paid-in capital	596,146	17,106
Accumulated deficit	(555,004)	(501,371)
Total stockholders’ equity (deficit)	41,159	(31,077)
Total liabilities, redeemable shares and stockholders’ equity (deficit)	$360,806	$223,234

The accompanying notes are an integral part of these consolidated financial statements

Starry Group Holdings, Inc.

Unaudited Condensed Consolidated Statements of Operations

(Dollar amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenues	$7,370	$4,523
Cost of revenues	(18,191)	(12,504)
Gross loss	(10,821)	(7,981)
Operating expenses:
Selling, general and administrative	(25,090)	(14,210)
Research and development	(8,227)	(5,942)
Total operating expenses	(33,317)	(20,152)
Loss from operations	(44,138)	(28,133)
Other income (expense):
Interest expense	(7,530)	(7,655)
Other income (expense), net	(1,965)	(5,258)
Total other expense	(9,495)	(12,913)
Net loss	$(53,633)	$(41,046)
Net loss per share of common stock, basic and diluted (Note 13)	$(1.29)	$(1.13)
Weighted-average shares outstanding, basic and diluted	41,633,152	36,239,733

The accompanying notes are an integral part of these consolidated financial statements

Starry Group Holdings, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit) and Temporary Equity

(Dollar amounts in thousands, except share data)

	Convertible Preferred Stock		Class A Common Stock		Class X Common Stock		Additional	Accumulated	Stockholders’	Temporary Equity
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid-In Capital	Deficit	Equity (Deficit)	Redeemable Shares
Balance at December 31, 2021	497,770,570	$453,184	201,972,619	$14	—	$—	$17,096	$(501,371)	$(31,077)	$—
Retroactive application of Business Combination (see Note 1)	(406,141,573)	—	(164,793,746)	(10)	—	—	10	—	—	—
Adjusted balance, beginning of period	91,628,997	$453,184	37,178,873	$4	—	$—	$17,106	$(501,371)	$(31,077)	$—
Conversion of legacy common stock to Class X common stock in connection with the Business Combination	—	—	(9,268,335)	(1)	9,268,335	1	—	—	$—	—
Issuance of Series Z convertible preferred stock in connection with the Business Combination	4,133,333	31,000	—	—	—	—	—	—	$31,000	—
Conversion of convertible preferred stock into common stock in connection with the Business Combination	(95,762,330)	(484,184)	95,762,330	10	—	—	484,174	—	$—	—
Issuance of common stock upon exercise of warrants in connection with the Business Combination	—	—	6,758,512	1	—	—	12,548	—	$12,549	—
Business Combination transaction, net of transaction costs and assumed liabilities	—	—	22,132,385	2	—	—	110,930	—	$110,932	—
Sponsor Earnout Shares liability (see Note 9)	—	—	—	—	—	—	(26,095)	—	$(26,095)	—
Reclassification of redeemable shares from permanent equity to temporary equity (see Note 15)	—	—	—	—	—	—	(10,579)	—	$(10,579)	10,579
Recognition of distribution to non-redeeming shareholders (see Note 5)	—	—	—	—	—	—	3,888	—	$3,888	—
Issuance of common upon exercise stock options	—	—	362,896	—	—	—	467	—	$467	—
Share-based compensation	—	—	—	—	—	—	3,707	—	$3,707	—
Net loss	—	—	—	—	—	—	—	(53,633)	$(53,633)	—
Balance at March 31, 2022	—	$—	152,926,661	$16	9,268,335	$1	$596,146	$(555,004)	$41,159	$10,579

Balance at December 31, 2020	395,904,883	$287,750	196,415,008	$9	—	$—	$21,384	$(334,826)	$(25,683)	$—
Retroactive application of Business Combination (see Note 1)	(323,027,196)	—	(160,259,173)	(5)	—	—	5	—	—	—
Adjusted balance, beginning of period	72,877,686	$287,750	36,155,835	$4	—	$—	$21,389	$(334,826)	$(25,683)	$—
Recognition of beneficial conversion feature on convertible notes	—	—	—	—	—	—	—	—	$—	—
Issuance of common upon exercise of stock options	—	—	172,112	1	—	—	101	—	$102	—
Issuance of Series E convertible preferred stock, net of issuance costs of $150	13,148,484	119,850	—	—	—	—	—	—	$119,850	—
Conversion of convertible notes payable to Series E convertible preferred stock	5,602,827	45,584	—	—	—	—	—	—	$45,584	—
Share-based compensation	—	—	—	—	—	—	220	—	$220	—
Net loss	—	—	—	—	—	—	—	(41,046)	$(41,046)	—
Balance at March 31, 2021	91,628,997	$453,184	36,327,947	$5	—	$—	$21,710	$(375,872)	$99,027	$—

The accompanying notes are an integral part of these consolidated financial statements

Starry Group Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollar amounts in thousands, except share data)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net loss	$(53,633)	$(41,046)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	9,332	6,095
Paid-in-kind interest on term loans, convertible notes payable and strategic partner obligations	5,879	4,230
Amortization of debt discount and deferred charges	1,626	2,417

Conversion of debt discount	—	971
Loss on extinguishment of debt	—	2,361
Fair value adjustment of derivative liabilities	(1,923)	2,898
Recognition of distribution to non-redeeming shareholders	3,888	—
Loss on disposal of property and equipment	722	478
Share-based compensation	3,707	220
Transaction costs allocated to warrants and earnout liability instruments	314	—
Accretion of asset retirement obligations	69	41
Provision for doubtful accounts	13	23
Changes in operating assets and liabilities:
Accounts receivable	(29)	(78)
Prepaid expenses and other current assets	742	(475)
Deferred cost	(168)	(55)
Other assets	(280)	(9)
Accounts payable	391	2,729
Unearned revenue	3	461
Accrued expenses and other current liabilities	6,953	1,472
Other liabilities	4	—
Net cash used in operating activities	(22,390)	(17,267)
Investing activities:
Purchases of property and equipment	(16,750)	(10,016)
Net cash used in investing activities	(16,750)	(10,016)
Financing activities:
Proceeds from Business Combination, net of transaction costs	163,775	—
Repayment of note assumed in the Business Combination	(1,200)	—
Proceeds from the issuance of convertible notes payable and beneficial conversion feature on convertible notes	—	11,000
Proceeds from Strategic Partner Arrangement	3,724	1,431
Proceeds from exercise of common stock options	467	102
Proceeds from the issuance of Series E Preferred Stock, net of issuance costs	—	119,850
Proceeds from the issuance of term loans, net of issuance costs	10,000	—
Payments of third-party issuance costs in connection with Term Loans	(47)	—
Repayments of capital lease obligations, net	(270)	(193)
Net cash provided by financing activities	176,449	132,190
Net increase (decrease) in cash and cash equivalents and restricted cash:	137,309	104,907
Cash and cash equivalents and restricted cash, beginning of period	30,762	26,831
Cash and cash equivalents and restricted cash, end of period	$168,071	$131,738

The accompanying notes are an integral part of these consolidated financial statements

Starry Group Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollar amounts in thousands, except share and per share data)

Note 1. Description of business

Starry Group Holdings, Inc. (“Starry Group” and, together with its subsidiaries, "Starry" or “the Company”) was incorporated in Delaware on September 17, 2021 as a wholly owned subsidiary of Starry, Inc. ("Old Starry"). Starry Group was formed for the purpose of effectuating the transactions contemplated by the Agreement and Plan of Merger, dated as of October 6, 2021 (as amended, the "Merger Agreement"), by and among FirstMark Horizon Acquisition Corp. ("FirstMark"), Sirius Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of FirstMark ("Merger Sub"), Old Starry and Starry Group.

The Company is in the telecommunications industry and invests in the future of fixed wireless technology. The Company delivers high-quality and affordable broadband access using innovative, proprietary wideband hybrid fiber wireless technology. Active phased arrays are used to amplify wireless signals and optimize service from multiple antennas deployed throughout a region. By using a fixed wireless network, reliance on municipal infrastructure is reduced, extensive installation times are bypassed, and network deployment is increased in comparison to its fiber competitors. Services are provided to customers in Boston, Los Angeles, New York City, Denver, Washington, D.C. and Columbus.

Business Combination

Merger Agreement Waiver

On March 28, 2022, the parties to the Merger Agreement entered into a Merger Agreement Waiver (the “Merger Agreement Waiver”), pursuant to which they agreed to waive certain closing conditions. Subsequent to waiving such closing conditions, the business combination was effected in two steps:

(a) on March 28, 2022 (the "SPAC Merger Effective Time"), FirstMark merged with and into Starry Group (the "SPAC Merger"), with Starry Group surviving the SPAC Merger as a publicly traded entity and sole owner of Merger Sub; and

(b) on March 29, 2022 (the "Acquisition Merger Effective Date"), Merger Sub merged with and into Old Starry (the "Acquisition Merger", and, together with the SPAC Merger and all other transactions contemplated by the Merger Agreement, the "Business Combination"), with Old Starry surviving the Acquisition Merger as a wholly owned subsidiary of Starry Group.

Upon consummation of the Business Combination on March 29, 2022, the Company received gross proceeds of $36,282 (consisting of $37 of cash held by FirstMark and $36,245 from the trust account). In addition, 4,921,551 shares of FirstMark common stock held by public stockholders converted to Class A common stock on a 1-for-1 basis. The Company also issued common stock warrants in exchange of FirstMark public and private warrants (see Note 9).

The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP. This determination is primarily based on Old Starry stockholders comprising a relative majority of the voting power of Starry and board composition, Old Starry operations prior to the Business Combination comprising the only ongoing operations of Starry, and Old Starry senior management comprising a majority of the senior management of Starry. Under this method of accounting, FirstMark was treated as the “acquired” company for financial reporting purposes. Accordingly, the financial statements of Starry represent a continuation of the financial statements of Old Starry with the Business Combination being treated as the equivalent of Starry issuing stock for the net assets of FirstMark, accompanied by a recapitalization. The net assets of FirstMark are stated at historical costs, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are presented as those of Starry. Share information for all periods prior to the Business Combination has been retroactively adjusted using the exchange ratio for the equivalent number of shares outstanding immediately after the Business Combination to effect the reverse recapitalization.

PIPE Subscription Agreements

On March 29, 2022, the PIPE investors purchased an aggregate of 14,533,334 shares of Class A common stock at $7.50 per share, resulting in aggregate proceeds of $109,000 in the PIPE Investment.

Series Z Subscription Agreements

On March 29, 2022, the Series Z investors purchased an aggregate of 4,133,333 shares of Starry Series Z Preferred Stock at $7.50 per share, resulting in aggregate proceeds of $31,000.

Recapitalization

On the closing date of the Acquisition Merger and immediately prior to the effective time of the Acquisition Merger, (a) each then-outstanding share of Starry Preferred Stock (excluding the Series Z Preferred Stock, par value $0.001 per share of Starry (“Starry Series Z Preferred Stock”) automatically converted into a number of shares of Old Starry common stock, par value $0.001 per share, on a 1-for-1 basis; and (b) each then-outstanding and unexercised warrant of Starry (the “Starry Warrants” - see Note 9) were automatically exercised in exchange for shares of Old Starry common stock (collectively, the "Conversion").

At the effective time of the Acquisition Merger, pursuant to the Acquisition Merger: (a) each then-outstanding share of Old Starry common stock, including shares of Old Starry common stock resulting from the Conversion, were canceled and automatically converted into (i) with respect to the Company's Chief Executive Officer and founder, 9,268,335 shares of Class X common stock, par value $0.0001 per share and (ii) with respect to any other persons who hold Old Starry common stock, the number of shares of Class A common stock, par value $0.0001 per share, equal to the exchange ratio of 0.1841; (b) each share of Series Z Preferred Stock automatically converted into Class A common stock on a one-to-one basis (c) each outstanding and unexercised option to acquire shares of Old Starry common stock (an “Old Starry Option”) was converted into an option to acquire shares of Class A common stock (a “Starry Option”), on the same terms and conditions as were applicable to such Old Starry Option, based on the 0.1841 exchange ratio; and (d) each outstanding award of restricted stock units of Old Starry (an “Old Starry RSU Award”) was converted into an award covering shares of Class A common stock (a “Starry RSU Award”), on the same terms and conditions as were applicable to such Old Starry RSU Award, based on the 0.1841 exchange ratio.

The following summarizes the shares of Class A common stock and Class X common stock issued and outstanding immediately after the Business Combination as of March 29, 2022:

Starry equity holders (1)	140,062,611	86%
FirstMark founder shares (2) (3)	2,677,500	2%
FirstMark public stockholders (3)	4,921,551	3%
PIPE Investors (3)	14,533,334	9%
Starry common stock immediately after Merger	162,194,996	100%

(1) Excludes 45,918,159 shares of Class A common stock underlying outstanding stock options and restricted stock units.

(2) Excludes 4,128,113 Earnout Shares subject to forfeiture if certain performance-based vesting conditions are not met (see Note 9).

(3) The FirstMark founder shares, FirstMark public stockholders and PIPE investors are presented combined in the Condensed Consolidated Statements of Stockholders’ Equity (Deficit) on the line item "Business Combination transaction, net of transaction costs and assumed liabilities".

In connection with the Business Combination, the Company raised $176,282 of gross proceeds including $36,282 of cash received from FirstMark and $140,000 of cash received in connection with the PIPE financing and Series Z Preferred Stock financing.

The Company incurred $17,532 of transaction costs (net of $967 transaction costs incurred and paid by FirstMark prior to the close of the Business Combination for a total of $18,499 combined company transaction costs), consisting of banking, legal, and other professional fees, of which $17,218 was netted out of proceeds and recorded in additional paid-in capital ("APIC") and the remaining $314 was allocated to warrants and earnout liability instruments. The Company also incurred $2,973 in one-time incentive payment transaction costs and legal expenses that were recorded in selling, general and administrative expense in the condensed consolidated statements of operations for the three months ended March 31, 2022.

In aggregate the amount recorded in APIC was $110,930 as shown below:

Cash - FirstMark trust and cash	$36,282
Cash - PIPE investors (including Series Z)	140,000
Gross proceeds	176,282
Less: transaction costs paid during the period	(12,507)
Net proceeds from the Business Combination	163,775
Less: Series Z Preferred Stock (1)	(31,000)
Less: warrant liabilities issued	(15,697)
Less: repayment of note assumed in the Business Combination	(1,200)
Less: net transaction costs reclassed to equity, including accrued transaction costs at March 31, 2022	(4,711)
Less: issuance of non-redemption shares	(42)
Less: non-cash net liabilities assumed from the Business Combination	(195)
Business Combination, net of transaction costs and assumed liabilities on the Statement of Changes in Stockholders' Equity	$110,930

(1) The conversion of Series Z Preferred Stock is reflected separately from the Business Combination on the Statement of Changes in Stockholders' Equity.

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

These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The Company is an early-stage growth company and has generated losses and negative cash flows from operating activities since inception. The Company requires additional capital investment to execute the strategic business plan to grow its subscriber base in existing markets from already-deployed network assets and launch services in new markets. Management plans to raise additional capital through a combination of potential options, including but not limited to, equity and debt financings.

Additional equity financing may not be available, and if it is available, it may not be on terms favorable to the Company and could be dilutive to current stockholders. Debt financing, if available, may involve restrictive covenants and dilutive financing instruments.

As of March 31, 2022, the Company was in compliance with the financial covenants required by the Starry Credit Agreement (see Note 4). However, the inherent uncertainties described above may impact the Company’s ability to remain in compliance with this covenant over the next twelve months. If the Company breaches its financial covenant and fails to secure a waiver or forbearance from the third-party lender, such breach or failure could accelerate the repayment of the outstanding borrowing under the Starry Credit Agreement or the exercise of other rights or remedies the third-party lender may have under applicable law. No assurance can be provided that a waiver or forbearance will be granted or the outstanding borrowing under the Starry Credit Agreement will be successfully refinanced on terms that are acceptable to the Company.

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

Note 2. Basis of presentation and summary of significant accounting policies

Basis of presentation and principles of consolidation: The accompanying condensed consolidated financial statements are unaudited. These financial statements and notes should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021 and related notes, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K ("Annual Report") filed with the Securities and Exchange Commission ("SEC") on March 31, 2022.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, except for as described below, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2021 contained in the Company's Annual Report on Form 10-K and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's financial position as of March 31, 2022, and for the three months ended March 31, 2022 and 2021. These interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

During the three months ended March 31, 2022, the Company reevaluated its major asset classes of property and equipment resulting in the reclassification of site acquisition costs to distribution system.

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Accounting Policies: Other than the policies outlined throughout the notes to the accompanying unaudited condensed consolidated financial statements, there have been no significant changes from the significant accounting policies and estimates disclosed in the Company's Annual Report filed with the SEC on March 31, 2022.

Emerging Growth Company: Section 102(b)(1) of the Jumpstart Our Business Startups Act (“JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard, until such time the Company is no longer considered to be an emerging growth company. At times, the Company may elect to early adopt a new or revised standard.

Use of estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses during the reporting period. The Company’s most significant estimates and judgments involve the valuation of share-based compensation, including the fair value of common stock, the valuation of warrants, earnout shares and derivative liabilities, the assessment of asset retirement obligations, internal labor capitalization, and impairment assessments. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from management’s estimates if these results differ from historical experience or other assumptions prove not to be substantially accurate, even if such assumptions are reasonable when made.

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

Warrants: The Company applies relevant accounting guidance for warrants to purchase the Company’s common stock based on the nature of the relationship with the counterparty. For warrants issued to investors or lenders in exchange for cash or other financial assets, the Company follows guidance issued within ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”), to assist in the determination of whether the warrants should be classified as liabilities or equity. Warrants that are determined to require liability classification are measured at fair value upon issuance and are subsequently re-measured to their then fair value at each subsequent reporting period, with changes in fair value recorded in current earnings. Warrants that are determined to require equity classification are measured at fair value upon issuance and are not subsequently remeasured unless they are required to be reclassified.

For warrants issued to nonemployees for goods or services, the Company follows guidance issued within ASC 718 to determine whether the share-based payments are equity or liability classified, and are measured at fair value on the grant date. The related expense is recognized in the same period and in the same manner as if the Company had paid cash for the goods or services.

Earnout shares: For shares of the Company's common stock subject to forfeiture due to earnout arrangements, or Earnout Shares (see Note 9), the Company follows guidance issued within ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”), to assist in the determination of whether the Earnout Shares should be classified as liabilities or equity. Earnout Shares that are determined to require liability classification are measured at fair value upon issuance and are subsequently re-measured to their then fair value at each subsequent reporting period, with changes in fair value recorded in current earnings.

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

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, term loans, warrant liabilities and earnout liabilities. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of those instruments. Due to the variable rate nature of the Company’s term loans, the fair value of debt approximates the carrying value of debt.

Liabilities measured at fair value on a recurring basis consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Level 1	Level 2	Level 3	Balance
Liabilities:
Warrant Liabilities - Public Warrants	$12,144	$—	$—	$12,144
Warrant Liabilities - Private Warrants	—	6,031	—	6,031
Other Liabilities - Junior Debt Exchange	—	—	1,986	1,986
Earnout Liability - Sponsor Earnout Shares	—	—	20,881	20,881
Total Liabilities:	$12,144	$6,031	$22,867	$41,042

	December 31, 2021
	Level 1	Level 2	Level 3	Balance
Liabilities:
Warrant Liabilities - Starry Warrants	$—	$—	$14,773	$14,773
Total Liabilities:	$—	$—	$14,773	$14,773

The warrant liability for the Public Warrants (see Note 9) as of March 31, 2022 is included within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The Private Warrants (see Note 9) are included within Level 2 of the fair value hierarchy as the Company determined that the Private Warrants are economically equivalent to the Public Warrants and estimated the fair value of the Private Placement Warrants based on the quoted market price of the Public Warrants.

For the valuation of the Junior Debt Exchange (see Note 15) recognized on March 31, 2022, the fair value was estimated using the Black-Scholes option pricing model for a European put option. The key inputs used in the determination of the fair value included current stock price, volatility and expected term. The initial recognition of the fair value of $1,986 was recorded in other liabilities on the condensed consolidated balance sheet and other income (expense), net on the condensed consolidated statement of operations as the incremental fair value received by the Optionholders (as defined in Note 15) was deemed to be a non-pro rata distribution. The Company measured the fair value of the Junior Debt Exchange on March 31, 2022 with the following assumptions:

As of March 31, 2022
Common stock fair value	$8.26
Exercise price	8.75
Term (in years)	1.8
Volatility	35.00%
Risk-free interest rate	2.16%
Expected dividends	0%

For the valuation of the earnout liability, the fair value was estimated using a Monte-Carlo Simulation in which the fair value was based on the simulated stock price of the Company over the term of the sponsor earnout period. The key inputs used in the determination of the fair value included current stock price, volatility, and expected term. The Company measured the fair value of the earnout liability upon the consummation of the Business Combination on March 29, 2022, and as of March 31, 2022. The initial fair value was recorded in APIC within the condensed consolidated statement of stockholders' equity (deficit) upon consummation of the Business Combination on March 29, 2022 and the subsequent fair value adjustment was recorded to other (expense) income, net on the condensed consolidated statement of operations for the three months ended March 31, 2022.

As of March 31, 2022 and March 29, 2022 the fair value of the earnout liability was $20,881 and $26,095, respectively. The $5,214 reduction in fair value of the earnout liability from March 29, 2022 to March 31, 2022 was recorded in other income (expense), net on the condensed consolidated statement of operations. The Company re-measured the earnout liability to its estimated fair value as of March 31, 2022 and March 29, 2022 using the Monte-Carlo Simulation with the following assumptions:

	As of March 31, 2022	As of March 29, 2022
Common stock fair value	$8.26	$9.21
Term (in years)	5.0	5.0
Volatility	35.00%	35.00%
Risk-free interest rate	2.42%	2.49%
Expected dividends	0%	0%

The Company previously presented the fair value measurement of the warrant liability for Starry Warrants (see Note 9) as of December 31, 2021 as a Level 3 measurement, relying on unobservable inputs reflecting the Company’s own assumptions. Level 3 measurements, which are not based on quoted prices in active markets, introduce a higher degree of subjectivity and may be more sensitive to fluctuations in stock price, volatility rates, and U.S. Treasury Bond rates.

Immediately prior to the settlement of such Starry Warrants in connection with the consummation of the Business Combination, the Company re-measured the warrant liability for Starry Warrants as of March 29, 2022 (the settlement date) and recognized a gain from the fair value adjustment of $2,224 as a component of other income (expense), net on the condensed consolidated statement of operations for the three months ended March 31, 2022.

As of March 29, 2022 and December 31, 2021 the fair value of the warrant liability for Starry Warrants was $12,549 and $14,773, respectively. The Company re-measured the warrant liability to its estimated fair value as of March 29, 2022 and December 31, 2021 using the Black-Scholes option pricing model with the following assumptions:

	As of March 29, 2022	As of December 31, 2021
Exercise price	$0.01	$0.01
Common stock fair value (pre-exchange)	$1.77	$1.81
Term (in years)	9.5	9.8
Volatility	27.57%	27.56%
Risk-free interest rate	2.41%	1.52%
Expected dividends	0%	0%

Upon settlement of such Starry Warrants and issuance of common stock in connection with the consummation of the Business Combination on March 29, 2022, the Company reclassified the warrant liability for Starry Warrants of $12,549 to APIC.

There were no transfers between Level 1 and Level 2 in the periods reported. Except for the aforementioned settlement of Starry Warrants, there were no transfers into or out of Level 3 in the periods reported.

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

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance removes certain settlement conditions that are required for contracts to qualify for equity classification, eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. ASU 2020-06 is effective for the Company beginning January 1, 2024, with early adoption permitted. The Company is currently evaluating the effects of this pronouncement on the Company’s consolidated financial statements and the potential impact on the consolidated financial statements.

In October 2020, the FASB issued ASU 2020-10, Codification Improvements (“ASU 2020-10”), which clarifies and improves the consistency of the Codification by updating various disclosure requirements to align with the SEC’s regulations and ensure all guidance that requires or provides an option for an entity to provide information in the notes to financial statements is codified in the Disclosure Section of the Codification. ASU 2020-10 is effective for annual periods beginning January 1, 2022, and interim periods within the annual period beginning January 1, 2023, with early adoption permitted. The Company is currently evaluating the effects of this pronouncement on the Company’s consolidated financial statements and the potential impact on the consolidated financial statements.

Note 3. Revenue recognition

The Company assesses the contract term as the period in which the parties to the contract have presently enforceable rights and obligations. The contract term can differ from the stated term in contracts that include certain termination or renewal rights, depending on whether there are penalties associated with those rights. Although customers are typically billed in advance for a month of service, the majority of the Company’s contracts (with residential customers) allow either party to cancel at any time without penalty and customers are entitled to a pro rata refund for services not yet rendered. However, in some instances the Company enters into non-cancellable and non-refundable contracts with commercial customers.

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

Gift card incentives: The Company uses marketing incentives to solicit potential subscriber interest in the Company’s services, primarily through the issuance of gift cards. Such promotional gift cards represent consideration paid to potential customers in anticipation of a contract. As such, the Company recognizes an asset upon issuance of the gift card that is recognized as a reduction in revenue as the expected services are transferred to the customer over the estimated life of the customer. As of March 31, 2022 and December 31, 2021, the Company recorded $476 and $252, respectively, of such assets in other assets on the consolidated balance sheets and an insignificant amount was recognized as a reduction in revenue for the three months ended March 31, 2022 and no amount for the three months ended March 31, 2021.

Unearned revenue: The timing of revenue recognition may not align with the right to invoice the customer. The Company records accounts receivable when it has the unconditional right to issue an invoice and receive payment, regardless of whether revenue has been recognized. If revenue has not yet been recognized, a contract or deposit liability (unearned revenue) is recorded.

Unearned Revenue
December 31, 2021	$1,630
Change, net	3
March 31, 2022	$1,633

Note 4. Debt

At March 31, 2022 and December 31, 2021, the carrying value of debt was as follows:

	As of
	March 31, 2022	December 31, 2021
Gross term loans	$218,480	$202,671
Strategic Partner Arrangement (see Note 12)	9,032	5,227
Capital lease obligations	2,509	2,221
	230,021	210,119
Less unamortized debt discount on term loans	(17,217)	(17,019)
Less current portion of debt	(1,498)	(1,504)
Debt, net of current portion	$211,306	$191,596

Starry Credit Agreement: In February 2019, the Company entered into a credit agreement with a lender to provide for a total of $50,000, in the form of two separate term loan tranches of $27,500 and $22,500, respectively (as amended and restated from time to time, the "Starry Credit Agreement"). The Company drew the first tranche of $27,500 in February 2019 (the "Tranche A Loan") and the second tranche of $22,500 in June 2019 (the "Delayed Draw Tranche A Loan"). In December 2019, the Company amended and restated the Starry Credit Agreement with a syndicate of lenders, with the new lenders providing for an additional term loan tranche of $75,000 (the "Tranche B Loan"), which was immediately drawn by the Company.

On October 6, 2021, the Company entered into the fifth amendment (the "Fifth Amendment") to the Starry Credit Agreement with lenders to provide for a total of $40,000 in term loans which the Company immediately drew upon in full (the “Tranche C Loan”) and up to an additional $10,000 in delayed draw loans which the Company fully drew upon in January 2022 (the “Delayed Draw Tranche C Loan”) (together, the “Tranche C Loans” and collectively with the Tranche A Loan, Delayed Draw Tranche A Loan and Tranche B Loan, the "Term Loans").

The Term Loans incur interest at a rate equal to the London Interbank Offered Rate (“LIBOR”), subject to a floor of 2.0%, plus an applicable margin of 9.0% (with the interest rate capped at 13.25% per annum) and such interest is accrued on a quarterly basis. Such interest rates were 11.0% as of March 31, 2022 and December 31, 2021. As allowed in the Starry Credit Agreement, the Company has elected to pay the interest accrued on an in-kind basis by increasing the principal balance outstanding. For the three months ended March 31, 2022 and 2021, the Company incurred $5,809 and $3,985, respectively, of paid-in-kind interest on the Term

Loans. Paid-in-kind interest is reflected as a component of the carrying value of the Term Loans as the payment of such interest would occur upon the settlement of the Term Loans.

The principal balance is payable in its entirety at maturity in February 2024. The Company may prepay the Term Loans, in whole or in part, at any time, subject to a premium. In addition, the lenders can require prepayment in certain circumstances, including a change of control, also subject to a premium. As of March 31, 2022, the premium for such prepayment is 5% of the principal if prepaid prior to maturity. A change of control is defined as the acquisition of direct or indirect ownership by a person other than existing stockholders of the Company of fifty percent or more of the voting or equity value of the Company.

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

The Company assessed the embedded features of the Term Loans, including the accelerated repayment (redemption) features and the default rate of interest feature, noting that these features met the definition of a derivative under ASC 815 and were not clearly and closely related to the debt host instrument. The Company is required to remeasure these derivative features to their then fair value at each subsequent reporting period. Based on the probability of prepayment prior to maturity, the repayment feature was ascribed a fair value of $11,464 and $10,412, respectively, as of March 31, 2022 and December 31, 2021, and recorded in other liabilities on the consolidated balance sheets (the "Prepayment Penalty"). The change in fair value of the Prepayment Penalty is based on management’s assumption of the estimated probability that the accelerated repayment would be triggered prior to maturity. As of March 31, 2022, such probability was deemed to be 100% before maturity of the debt. The change in fair value of $1,052 and $2,898 for the three months ended March 31, 2022 and 2021, respectively, was recorded in other income (expense) on the condensed consolidated statement of operations.

The Company amortizes debt discounts over the term of the Starry Credit Agreement using the effective interest method (based on an effective interest rate of 16.9%, 11.2%, 14.2% and 19.1%, respectively). The amortization recorded for the three months ended March 31, 2022 and 2021 is $1,626 and $667, respectively, and is included within interest expense in the condensed consolidated statements of operations. The remaining unamortized debt discount at March 31, 2022 and December 31, 2021 is $17,217 and $17,019, respectively, and is reflected net against debt, net of current portion on the condensed consolidated balance sheets.

2020 Convertible notes payable: During the year ended December 31, 2020, the Company issued convertible notes payable (the “2020 Notes”) in exchange for cash totaling $31,243. Such notes incurred interest at 3.0% per annum and had a maturity date of June 4, 2021. One current shareholder who is a related party contributed $2,349 of the 2020 Notes balance.

January 2021 Convertible notes payable: In January 2021, the Company issued convertible notes payable (the "2021 Notes") in exchange for cash totaling $11,000. The 2021 Notes bore interest at 3.0% per annum with a maturity date of October 29, 2021. The 2021 Notes were only prepayable with the consent of the holder and are an unsecured obligation of the Company. The 2021 Notes included the following embedded features:

(a)
Automatic conversion of outstanding principal and unpaid accrued interest upon the closing of the next equity financing. The conversion price was based on the next equity financing per share price with a 20% discount, as long as it was not greater than $1.57 per share. The number of conversion shares to be issued was equal to the quotient obtained by dividing (i) the outstanding principal and unpaid accrued interest due by (ii) the above-mentioned conversion price. This feature was effectively made up of two separate components, a share-settled redemption feature when the conversion price is not greater than $1.57 per share, and a traditional conversion option when the conversion price is greater than $1.57 per share.
(b)
Automatic conversion of outstanding principal and unpaid accrued interest upon maturity of the 2021 Notes into shares of Series D preferred stock. The number of Series D Preferred Stock shares to be issued was equal to the quotient obtained by dividing (i) the outstanding principal and unpaid accrued interest due by (ii) the Series D Preferred Stock price.
(c)
Automatic redemption upon the Company closing a corporate transaction. In such scenario, the majority noteholders would elect either (i) the repayment of the outstanding principal and accrued unpaid interest due upon the closing of the corporate transaction or (ii) the conversion of the 2021 Notes into the right to receive a cash payment as though the principal and unpaid accrued interest had converted into conversion shares. The conversion price was to be based on the corporate transaction per share price with a 20% discount, provided it was not greater than $1.57. The number of conversion shares to be issued was to be equal to the quotient obtained by dividing (i) the outstanding principal and unpaid accrued interest due by (ii) the above-mentioned conversion price. This feature was effectively made up of two separate components, a share-settled redemption feature when the conversion price is not greater than $1.57 per share, and a traditional conversion option when the conversion price is greater than $1.57 per share.
(d)
Automatic conversion of outstanding principal and unpaid accrued interest upon the closing of an initial public offering. The number of conversion shares to be issued was equal to the quotient obtained by dividing (i) the outstanding principal and unpaid accrued interest due by (ii) the Series D Preferred Stock price.
(e)
Automatic conversion of outstanding principal and unpaid accrued interest upon an event of default under the Starry Credit Agreement. The number of conversion shares to be issued was equal to the quotient obtained by dividing (i) the outstanding principal and unpaid accrued interest due by (ii) the Series D Preferred Stock price.
(f)
In the event of a future non-equity financing prior to the full payment or conversion of the Notes, each lender had the option to elect for the principal and unpaid accrued interest of each outstanding note to be converted into either (i) the instrument used in the non-equity financing on the same price, or (ii) conversion shares. The number of conversion shares to be issued was equal to the quotient obtained by dividing (i) the outstanding principal and unpaid accrued interest due by (ii) the conversion price.

The Company assessed the embedded features within the 2021 Notes as detailed above and determined that the automatic conversion feature upon the next equity financing and the redemption upon a corporate transaction (in both cases, when settled in shares at a conversion price less than $1.57 per share) met the definition of a derivative that would require separate accounting from the 2021 Notes. In estimating the fair value of these bifurcated embedded features, the Company concluded that such fair value was de minimis at issuance of the 2021 Notes. The automatic conversion feature upon maturity was assessed to contain a beneficial conversion feature that was recognized at its intrinsic value at the issuance date as a component of APIC and as a debt discount to the 2021 Notes totaling $2,791. Two current shareholders who were related parties contributed $3,000 and $5,000, respectively, of the $11,000 2021 Notes balance.

The total amortization recorded for the 2021 Notes for the three months ended March 31, 2022 and March 31, 2021 was $0 and $1,750, respectively, and is included within interest expense in the condensed consolidated statements of operations. For the three months ended March 31, 2022 and 2021, the Company incurred $0 and $246, respectively, of paid-in-kind interest as a component of the carrying value of the 2021 Notes.

On March 31, 2021, the Company completed the initial closing of a new equity financing for its Series E Preferred Stock. As a result of the closing, both the 2020 Notes and 2021 Notes, including accrued cash and paid-in-kind interest, converted to shares of Series E-1 and Series E-2 Preferred Stock respectively (see Note 5). The conversion of the 2020 Notes was treated as a conversion in accordance with the original terms of the 2020 Notes, and as such, carrying value of the 2020 Notes was reclassified to Series E-1 Preferred Stock. The conversion of the 2021 Notes was treated as an extinguishment of the 2021 Notes, with the Series E-2 Preferred Stock being recorded at its fair value (the reacquisition price of the 2021 Notes) and the Company recording a charge to the capital account of $2,791 representing the additional value provided to the holders of the 2021 Notes upon settlement. The Company recorded a loss on extinguishment of $2,361 reflected in the other income (expense), net on the condensed consolidated statement of operations for the three months ended March 31, 2021.

As a result of the 2020 Notes converting into shares of Series E Preferred Stock, the carrying value of the debt discount on the 2020 Notes was reversed and recognized as interest expense in the amount of $971 for the three months ending March 31, 2021.

Note 5. Stockholders’ equity

Convertible preferred stock (prior to the Business Combination)

Prior to the Acquisition Merger, the Company had authorized the issuance of 505,746,770 shares of convertible preferred stock, of which 53,030,270 shares were designated as Series Seed Preferred Stock, 91,549,300 shares were designated as Series A Preferred Stock, 55,452,865 shares were designated as Series B Preferred Stock, 108,459,871 shares were designated as Series C Preferred Stock, 87,412,587 shares were designated as Series D Preferred Stock, 104,841,877 shares were designated as Series E Preferred Stock (collectively, the "Old Starry Preferred Stock") and 5,000,000 shares were designated as Series Z Preferred Stock (together with "Old Starry Preferred Stock", the "Convertible Preferred Stock").

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

On March 29, 2022, the Company issued 4,133,333 shares of Series Z Preferred Stock at a purchase price of $7.50 per share, in exchange for gross cash proceeds of $31,000 in connection with the consummation of the Business Combination. Pursuant to the Merger Agreement, such shares of Series Z Preferred Stock converted into shares of Class A common stock on a 1-for-1 basis and all outstanding shares of Old Starry Preferred Stock converted into shares of Class A common stock at an exchange ratio of 0.1841 (the "Acquisition Merger Exchange Ratio").

In connection with the Business Combination, the Convertible Preferred Stock was retroactively adjusted. As of March 31, 2022, there is no Convertible Preferred Stock authorized, issued or outstanding. The following table summarizes details of Convertible Preferred Stock authorized, issued and outstanding immediately prior to the Business Combination.

Convertible Preferred Stock	Par Value	Authorized (1)	Issued and Outstanding (1)	Carrying Value
Series Seed	$0.001	9,761,747	9,761,745	$6,990
Series A	0.001	16,852,283	16,852,283	25,946
Series B	0.001	10,207,696	10,207,696	29,910
Series C	0.001	19,965,160	19,965,160	99,989
Series D	0.001	16,090,802	16,090,802	124,915
Series E	0.001	19,299,164	18,751,311	165,434
Series Z	0.001	5,000,000	4,133,333	31,000
		97,176,852	95,762,330	$484,184

(1) Shares of Old Starry Preferred Stock authorized, issued and outstanding have been adjusted to reflect the exchange of Old Starry common stock for Class A common stock at an exchange of 0.1841 as a result of the Business Combination (see Note 1).

Preferred stock (subsequent to the Business Combination)

The Company has authorized 10,000,000 shares of preferred stock (the "Preferred Stock"), par value $0.0001, of which none are issued and outstanding at March 31, 2022. Shares of Preferred Stock may be issued from time to time by the board of directors in one or more series, and in connection with the creation of any such series, by adopting a resolution or resolutions providing for the issuance of the shares thereof and by filing a certificate of designation, to determine and fix the number of shares of such series and such voting powers, full or limited, or no voting powers, and such designations, preferences and relative participating, optional or other special rights, and qualifications, limitations or restrictions thereof, including without limitation thereof, dividend rights, conversion rights, redemption privileges and liquidation preferences, and to increase or decrease (but not below the number of shares of such series then outstanding) the number of shares of any series as shall be stated and expressed in such resolutions.

Class A common stock

The Company has authorized 800,000,000 shares of Class A common stock, par value $0.0001, of which 152,926,661 are issued and outstanding at March 31, 2022. Holders of such shares are entitled to one vote for each share of Class A common stock. Such shares confer upon holders the right to receive the payment of dividends when, as and if declared by the Board of Directors, subject to applicable laws and the rights and preferences of any holders of any outstanding series of Preferred Stock.

Class X common stock

The Company has authorized 50,000,000 shares of Class X common stock, par value $0.0001, of which 9,268,335 are issued and outstanding at March 31, 2022 and held solely by the Company's Chief Executive Officer and founder. The holder of such shares is entitled to twenty votes for each share of Class X common stock, until the Sunset Date (defined below), and one vote for each share of Class X common stock from and after the Sunset Date. Such shares confer upon the holder the right to receive the payment of dividends when, as and if declared by the Board of Directors, subject to applicable laws and the rights and preferences of any holders of any outstanding series of Preferred Stock.

Each share of Class X common stock will:

•
Convert into one share of Class A common stock at the option of the holder.
•
Automatically convert into one share of Class A common stock upon a transfer of such share, other than to a Qualified Stockholder (as defined in the Amended and Restated Certificate of Incorporation of Starry Group, as filed as an exhibit to the Annual Report on March 31, 2022).
•
Automatically convert into one share of Class A common stock upon the earlier of (such date, the "Sunset Date"): (a) the date that is nine months following March 29, 2022 on which the holder (1) is no longer providing services as a member of the senior leadership team, officer or director and (2) has not provided any such services for the duration of such nine-month period; and (b) the first date after March 29, 2022 as of which the holder has transferred, in the aggregate, more than 75% of the shares of Class X common stock that were held by the holder immediately following the consummation of the Business Combination. Following such conversion, the reissuance of shares of Class X common stock will be prohibited.

Non-redemption agreements

Pursuant to the non-redemption agreements entered into with certain accredited investors (the "Non-Redeeming Shareholders") dated March 9, 2022, the Non-Redeeming Shareholders agreed to not redeem a certain number of shares of FirstMark Class A common stock. In connection with these agreements, the Company issued 422,108 shares of additional Class A common stock to the Non-Redeeming Shareholders subsequent to the close of the Business Combination (the "Non-Redemption Shares"). The Company evaluated the Non-Redeeming Shareholders' right to receive the additional shares of Class A common stock and concluded that the Non-Redemption Shares represented a non-pro rata distribution to the Non-Redeeming Shareholders. As a result, the Company recorded $3,888 in other income (expense), net on the condensed consolidated statement of operations and APIC on the condensed consolidated statement of stockholders' equity (deficit).

Note 6. Share-based compensation expense

The Company currently maintains the Starry, Inc. Amended and Restated 2014 Stock Option and Grant Plan (the “Starry Stock Plan”). The Starry Stock Plan provides our employees (including the named executive officers), consultants, directors and other key persons and those of our any subsidiary the opportunity to participate in the equity appreciation of our business through the receipt of stock options to purchase shares of our common stock, restricted stock and restricted stock units. We believe that such awards encourage a sense of proprietorship and stimulate interest in our development and financial success. The Starry Stock Plan is no longer available for use for the grant of future awards, but will continue to govern the terms of awards that were previously granted and that remain outstanding.

In connection with the Business Combination, the Board of Directors adopted the Starry Group Holdings, Inc. 2022 Equity Incentive Plan ("Equity Incentive Plan"), under which the Company may grant cash and equity incentive awards to directors, employees (including named executive officers) and consultants. The Equity Incentive Plan became effective on March 29, 2022 and replaced the Starry Stock Plan, allowing the Company to grant up to 22,775,288 shares of Class A common stock.

The Board of Directors also adopted the Starry Group Holdings, Inc. 2022 Employee Stock Purchase Plan (the “ESPP”) in connection with the Business Combination, under which employees (including named executive officers) may purchase common stock through payroll deductions of up to 20% of their eligible compensation. The ESPP became effective on March 29, 2022 with no activity for the three months ended March 31, 2022.

The Company did not grant any stock options during the three months ended March 31, 2022 and 2021.

In May 2021 and September 2021, pursuant to the Starry Stock Plan, the Company granted 736,315 and 82,697 shares of restricted stock units (“RSUs”), respectively, to employees in exchange for employment services. No additional RSUs were granted during the three months ended March 31, 2022. The RSUs have a service condition of 4 years and performance condition that is linked to the occurrence of a liquidity event. The liquidity event requirement will be satisfied on the first to occur of: (1) the day following the expiration of the lock up period that is in effect following a listing event (defined below), provided that a termination event has not occurred prior to such time and (2) the consummation of a sale event. A listing event is defined as (i) an initial public offering or direct listing of any class of common stock of the Company or any parent or subsidiary or successor of the Company formed for the purpose of effecting such transaction or (ii) a merger (or similar transaction) with a special purpose acquisition company, the result of which is that any class of common stock of the Company or the parent or successor entity of the Company is listed on the New York Stock Exchange, the Nasdaq Stock Market or other securities exchange. The grant-date fair value of the RSUs was $1.47 per share. Due to the consummation of the Business Combination on March 29, 2022, the Company has recognized $3,401 of share-based compensation expense for RSUs since the listing event occurred and the satisfaction of the liquidity event will be achieved solely based on the passage of time (i.e., the expiration of the lock up period). As of March 31, 2022, there was approximately $3,271 of unrecognized share-based compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of 1.3 years.

Share-based compensation expense related to stock options for the three months ended March 31, 2022 and 2021 was $306 and $220, respectively, and is included within research and development expense and selling, general and administrative expense on the accompanying condensed consolidated statements of operations. As of March 31, 2022, there was approximately $2,895 of unrecognized compensation cost related to stock options which is expected to be recognized over a weighted-average period of 2.3 years.

Note 7. Property and equipment

Property and equipment consisted of the following at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Distribution system	157,707	$145,357
Asset retirement obligation	2,180	2,015
Construction in progress	31,319	28,493
Equipment	6,329	6,051
Vehicles	4,242	3,943
Furniture and fixtures	1,246	1,267
Software	2,405	1,452
Leasehold improvements	790	691
	206,218	189,269
Less: accumulated depreciation	(69,462)	(60,250)
Property and equipment, net	$136,756	$129,019

Depreciation expense for the three months ended March 31, 2022 and 2021 totaled approximately $9,332 and $6,095 respectively, and is included within cost of revenues, selling, general and administrative, and research and development expense on the accompanying condensed consolidated statements of operations. For the three months ended March 31, 2022 and 2021, the Company reported $8,440 and $5,371, respectively, of depreciation related to the deployed assets which comprise its distribution system.

Note 8. Asset retirement obligations

The following table summarizes changes in the Company’s asset retirement obligations for the three months ended March 31, 2022:

Balance, January 1, 2022	$2,387
New asset retirement obligations	165
Accretion expense	69
Balance, March 31, 2022	$2,621

Accretion expense associated with asset retirement obligations for the three months ended March 31, 2022 and 2021 totaled approximately $69 and $41, respectively, and is included within selling, general and administrative expense on the accompanying condensed consolidated statements of operations.

Note 9. Warrants and earnout shares

Common stock warrants

Pursuant to the FirstMark initial public offering ("IPO"), FirstMark sold 41,400,000 units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 5,400,000 units, at a purchase price of $10.00 per unit. Each unit consisted of one share of FirstMark Class A common stock and one-third of one FirstMark warrant (“Public Warrants”). Each Public Warrant entitles the holder to purchase one share of Common Stock at a price of $11.50 per share. Simultaneously with the closing of the FirstMark IPO on October 8, 2020, FirstMark consummated the sale of 6,853,333 private placement warrants (the “Private Warrants”) to the Sponsor at a price of $1.50 per Private Warrant to FirstMark Horizon Sponsor LLC (the "Sponsor"), generating gross proceeds of $10,300,000. Together, the Public Warrants and Private Placement Warrants are referred to as the "Common Stock Warrants."

Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants became exercisable 12 months from the closing of the Initial Public Offering. The Public and Private Warrants will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. As a result of the Business Combination, both the 13,800,000 Public Warrants and 6,853,333 Private Warrants are redeemable for shares of Class A common stock subject to the below.

The Company will not be obligated to deliver any shares of Common Stock pursuant to the exercise of a Common Stock Warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act of 1933, as amended (the "Securities Act"), with respect to the shares of Common Stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration.

The Company has agreed to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement; provided that if shares of the Class A common stock are at the time of any exercise of a Public Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but it will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Public Warrants

Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00 ("Reference Value"). Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

•
in whole and not in part;
•
at a price of $0.01 per warrant;
•
upon a minimum of 30 days' prior written notice of redemption to each warrant holder; and
•
if, and only if, the last reported last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The last of the redemption criterion discussed above was established to prevent a redemption call unless there is at the time of the call a significant premium to the warrant exercise price. If the foregoing conditions are satisfied and the Company issues a notice of redemption of the warrants, each warrant holder will be entitled to exercise his, her or its warrant prior to the scheduled redemption date. However, the price of the shares of Class A common stock may fall below the $18.00 redemption trigger price (as adjusted for adjustments to the number of shares issuable upon exercise price for a warrant) as well as the $11.50 (for whole shares) warrant exercise price after the redemption notice is issued.

Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00. Commencing ninety days after the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

•
in whole and not in part;
•
at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption, provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the table in the Registration Statement, based on the redemption date and the “fair market value” of shares of Class A common stock, except as otherwise described below;
•
if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “— Warrants — Public Stockholders’ Warrants — Anti-dilution Adjustments” in the Registration Statement); and
•
if the Reference Value is less than $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “— Warrants — Public Stockholders’ Warrants — Anti-dilution Adjustments” in the Registration Statement), the private placement warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants, as described above.

The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances, including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for the issuance of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants.

Private Warrants

The Private Warrants are identical to the Public Warrants underlying the units sold in the IPO, except that the Private Warrants and the shares of Class A common stock issuable upon the exercise of the Private Warrants were not transferable, assignable or saleable until 30 days after the completion of the Business Combination. Additionally, the Private Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Company evaluated the Private Warrants and the Public Warrants and concluded that they do not meet the criteria to be classified within stockholders' equity. The Private Warrants and the Public Warrants both contain settlement provisions that preclude them from meeting the derivative exception of being indexed to the Company's stock. As such, the Company has recorded these warrants as liabilities on the condensed consolidated balance sheet at fair value (see Note 2), with subsequent changes in their respective fair values recognized in the condensed consolidated statements of operations at each reporting date. Upon consummation of the Business Combination on March 29, 2022 the combined fair value of both the Public Warrants and Private Warrants was $15,697 and was recorded in APIC (see Note 1). The remeasurement of such warrants as of March 31, 2022 resulted in an increase of $2,478 in fair value which the Company recorded in other income (expense), net on the condensed consolidated statement of operations.

Starry Warrants

In connection with entering into the Starry Credit Agreement in February 2019, the Company issued the lender warrants to purchase 15,025,563 shares of the Company’s non-voting common stock. In addition, in connection with the Company entering into the Starry Credit Agreement in December 2019, the Company issued the new participating lenders warrants to purchase 17,625,662 shares of the Company’s non-voting common stock. As the Company concluded the warrants were classified in stockholders’ equity, the Company allocated approximately $6,175 and $8,307 in value to the warrant issuances, respectively, on a relative fair value basis and recorded this allocated value as an increase to additional-paid-in capital and as a component of the discount recorded against the outstanding debt (the “2019 Equity Warrants”). On October 6, 2021, certain lenders who held 3,525,132 of such warrants entered into a convertible note subscription agreement in connection with the Merger Agreement, which provided the lenders an exchange right to net cash settle the outstanding warrants. The Company re-assessed the classification of such warrants due to the exchange right and recorded a reclassification of $6,345 from additional-paid-in capital to warrant liabilities as of December 31, 2021 (the “2019 Liability Warrants”, and together with the remaining 2019 Equity Warrants, the “2019 Warrants”).

In conjunction with the Fifth Amendment, the Company entered into a warrant purchase agreement as of October 6, 2021. The Company issued to the lenders warrants to purchase 11,509,673 shares of the Company’s non-voting common stock valued at $6,733 (“Initial Tranche C Warrants”) and contingently issuable warrants to purchase 2,896,992 shares of Nonvoting Starry Common Stock valued at $1,695 (“Delayed Draw Tranche C Warrants”) (together, the “Tranche C Warrants”, and collectively with the 2019 Warrants, the “Starry Warrants”). The Company concluded the Tranche C Warrants were liability classified and recorded the fair value as an increase to warrant liabilities and as a component of the discount recorded against the outstanding debt (for the Initial Tranche C Warrants) and deferred costs (for the Delayed Draw Tranche C Warrants) as the Delayed Draw Tranche C Loan was not outstanding as of December 31, 2021. On January 11, 2022, the Delayed Draw Tranche C Warrants were reclassified from deferred costs to a component of the discount recorded against the outstanding debt upon the draw down of the Delayed Draw Tranche C Loan.

On March 29, 2022, such Starry Warrants were net exercised in connection with the Business Combination (see Note 1). Immediately prior to being net exercised, the liability-classified Starry Warrants were adjusted to fair value prior to reclassification to APIC (see Note 2).

Earnout Shares

Following the Business Combination, 4,128,113 shares of Class A common stock held by certain former equity holders of FirstMark are subject to vesting and forfeiture conditions (the "Earnout Shares"). Of the 4,128,113 Earnout Shares, 2,224,167 shares will vest at such time as a $12.50 stock price level is achieved, 951,973 shares will vest at such time as a $15.00 stock price level is achieved and 951,973 shares will vest at such time as a $17.50 stock price level is achieved, in each case, on or before the fifth anniversary of the consummation of the Business Combination. The ‘‘stock price level’’ will be considered achieved only (a) when the closing price of a share of Class A common stock on the NYSE is greater than or equal to the applicable price for any 20 trading days within a 30 trading day period or (b) the price per share of Class A common stock paid in certain change of control transactions following the consummation of the Business Combination is greater than or equal to the applicable price. Earnout Shares subject to vesting pursuant to the above terms that do not vest in accordance with such terms shall be forfeited and cancelled for no consideration. The Earnout Shares are not redeemable. The Earnout Shares will be considered outstanding for legal purposes prior to the achievement of the vesting conditions but will not be considered outstanding for accounting purposes until such vesting conditions are achieved. As the vesting event has not yet been achieved, these shares of Class A common stock are treated as contingently recallable and have been excluded from the denominator for the purposes of calculating basic and diluted net loss per share (see Note 13).

The Company evaluated the Earnout Shares and concluded that they do not meet the criteria to be classified within stockholders' equity. The Earnout Shares contain settlement provisions that preclude them from meeting the derivative exception of being indexed to the Company's stock. As such, the Company has recorded these Earnout Shares as liabilities on the condensed consolidated balance sheet at fair value (see Note 2), with subsequent changes in their respective fair values recognized in the condensed consolidated statements of operations at each reporting date.

Note 10. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Accrued compensation and benefits	$9,307	$4,773
Accrued sales and use tax	6,459	5,860
Accrued purchases of property and equipment	3,004	3,339
Accrued transaction costs	4,050	3,693
Other	7,279	5,512
Total	$30,099	$23,177

Note 11. Income taxes

During the three months ended March 31, 2022 and 2021, the Company recorded no income tax provision for federal or state income taxes. The Company maintained a full valuation allowance on its net deferred tax assets for the three months ended March 31, 2022 and 2021, due to uncertainty regarding future taxable income.

Note 12. Commitments and contingencies

2020 Strategic Partner Arrangement: In June 2020, we entered into a 10-year arrangement with AEPV (the "Strategic Partner Arrangement") to jointly deploy a fixed wireless broadband network in a new market. AEPV has agreed to fund the equipment necessary to deliver the service in exchange for a revenue sharing arrangement whereby they will be entitled to a percentage of revenue earned by us in the new market. Pursuant to the arrangement, we will sell in exchange for cash consideration the equipment to AEPV and lease the equipment back. The seller-financing portion of the transaction created a form of continuing involvement which precludes sale-leaseback accounting until the related amounts due are paid in full. Accordingly, we accounted for the sale-leaseback as a financing transaction with AEPV, with the equipment remaining on our books at its then carrying value, the net cash proceeds received being reflected as a financing obligation, and the expected future payments under the revenue sharing agreement to the third party being treated as debt service applied to interest and principal over the initial 10-year term. The discount rate is calculated based on expected future payments under the revenue sharing agreement. AEPV has the right to terminate the arrangement for any reason no earlier than June 2023. In the event of an early termination, we are required to repurchase the equipment at a repurchase price equal to the net book value of the equipment as reflected on the third party’s balance sheet at the time of termination. We have made an accounting policy election to use the prospective method to account for changes in actual or estimated cash flows related to the debt service.

As of March 31, 2022, the financing obligation was $9,032, of which $412 and $8,620 was included in the current and non-current portion of debt, respectively, on the condensed consolidated balance sheet. As of March 31, 2022, $494 of reimbursable expenses is owed by the third party and is included in prepaid expenses and other current assets on the condensed consolidated balance sheet.

Operating leases: The Company has operating leases for its corporate offices and other facilities, roof rights, equipment leases and fiber networks under various non-cancelable agreements. Total rent expense for the three months ended March 31, 2022 and 2021 was $3,677 and $3,305, respectively.

Purchase Commitments: The Company entered into non-cancelable purchase commitments with various contract manufacturers during the three months ended March 31, 2022 to purchase items to be installed in the Company’s distribution system. As of March 31, 2022, these purchase commitments totaled $41,365.

Advance deposit payments: The Company’s contractual commitments include an advance deposit payment received from a customer for the build out of a network in an underserved location. In the event the Company does not fulfill the obligation to construct the network such deposit is required to be refunded to the customer. As of March 31, 2022 and December 31, 2021, such deposit payment totaled $2,000 and was recorded in other liabilities.

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

Note 13. Net loss per share

The Company has two classes of common stock authorized: Class A common stock and Class X common stock. The rights of the holders of Class A and Class X common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class X common stock is entitled to twenty votes per share. Each share of Class X common stock is convertible into one share of Class A common stock at the option of the holder at any time or automatically upon certain events described in the Company’s amended and restated certificate of incorporation. The Company allocates undistributed earnings attributable to common stock between the common stock classes on a one‑to‑one basis when computing net loss per share. As a result, basic and diluted net income per share of Class A common stock and per share of Class X common stock are equivalent.

The following table sets forth the computation of the basic and diluted net loss per share:

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(53,633)	$(41,046)
Denominator:
Weighted average shares outstanding, basic and diluted	41,633,152	36,239,733
Basic and diluted earnings per share:
Class A common stock	$(1.29)	$(1.13)
Class X common stock	$(1.29)	$(1.13)

The Company’s potential dilutive securities, which include stock options, RSUs, convertible preferred stock, Earnout Shares and vested warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same.

The weighted-average common shares and thus the net loss per share calculations and potentially dilutive security amounts for all periods prior to the Business Combination have been retrospectively adjusted to the equivalent number of shares outstanding immediately after the Business Combination to effect the reverse recapitalization. Historically reported weighted average shares outstanding have been multiplied by the exchange ratio of approximately 0.1841 (see Note 1).

Note 14. Supplemental cash flow information

The following tables provides a reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheets as March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Cash and cash equivalents	$166,693	$130,501
Restricted cash	—	110
Restricted cash included in restricted cash and other assets	1,378	1,127
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$168,071	$131,738

The following table provides supplemental cash flow information for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Cash paid for interest	$38	$35
Cash paid for taxes	$—	$—

The following table provides supplemental disclosures of noncash investing and financing activities for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Purchases of property and equipment included within accounts payable and accrued expenses and other current liabilities	$11,308	$12,764
Unpaid deferred transaction costs included within accounts payable and accrued expenses	$4,050	$55
Property and equipment acquired through capital lease obligations	$558	$386
Asset retirement obligations associated with deployed equipment	$165	$208
Conversion of convertible notes to Series E Preferred Stock	$—	$42,784

Note 15. Redeemable shares

On March 31, 2022, the Company entered into an agreement with certain debt holders who are also shareholders (the "Optionholders") of 1,209,029 shares of Class A common stock (the "Shares") that grants and conveys to the Optionholders the option, in their sole discretion, to participate in a refinancing in full (the "Refinancing") of the outstanding Term Loans, by providing new senior secured term loans and/or notes (including convertible notes), in each case on a first lien and/or junior lien basis as agreed upon by the parties (and such term loans and/or notes, the "New Debt"), to the Company and/or any of its subsidiaries as the borrower(s) in respect of such refinancing indebtedness (the "New Financing"). For the avoidance of doubt, nothing in the agreement requires the Company to enter into any Refinancing.

The agreement also grants and conveys to each Optionholder the following exchange rights:

New Debt Exchange

In connection with a Refinancing, the Optionholders have the option, in their sole discretion, to exchange all or a portion of their Shares at an agreed value of $8.75 (as appropriately adjusted for any stock split, stock dividend, recapitalization or similar transaction affecting such shares) per share (for the avoidance of doubt, irrespective of the price of which the Class A common stock is trading on the New York Stock Exchange) for an equal principal amount of New Debt (the "New Debt Exchange").

In the event that (i) an Optionholder has exercised the New Debt Exchange but the other financing sources or the administrative agent for the New Financing choose not to permit such Optionholder from participating in the New Financing for any reason, (ii) an Optionholder has elected not to exercise the New Debt Exchange or has exercised the New Debt Exchange for only a portion of its Shares for New Debt or (iii) the terms and conditions of such New Financing are not reasonable satisfactory to such Optionholder, then such Optionholder may require the Company to purchase from such Optionholder all or any portion of its Shares that are not exchange for New Debt at an agreed value of $8.75 (as appropriately adjusted for any stock split, stock dividend, recapitalization or similar transaction affecting such shares) per share (for the avoidance of doubt, irrespective of the price of which the Class A common stock is trading on the New York Stock Exchange). Such repurchase shall be effected substantially concurrently with or prior to consummation of the Refinancing.

In the event any Optionholder does not elect to either (i) exchange any portion of its Shares for New Debt or (ii) require that the Company purchase from such Optionholder any portion of its Shares, in each case in connection with a Refinancing, then the agreement shall terminate and be of no further force and effect as of the consummation of such Refinancing.

Junior Debt Exchange

Prior to the consummation of any Refinancing, the Optionholders have the option, in their sole discretion, to exchange all or any portion of such Shares at an agreed value of $8.75 (as appropriately adjusted for any stock split, stock dividend, recapitalization or similar transaction affecting such shares) per share (for the avoidance of doubt, irrespective of the price of which the Class A common stock is trading on the New York Stock Exchange) for an equal principal amount of unsubordinated unsecured term loans or notes under a new debt facility (the "Junior Debt") and not, for the avoidance of doubt, issued or incurred under the Starry Credit Agreement (the "Junior Debt Exchange"). Any Junior Debt shall mature on the earliest of the maturity date of the Starry Credit Agreement, the acceleration of the Term Loans in accordance with the Starry Credit Agreement, or the consummation of a Refinancing, and shall bear interest at a rate equal to Term Secured Overnight Financing Rate ("SOFR") plus 1.00%. The aggregate principal amount of Junior Debt shall not exceed $15,000 and Starry, Inc. will be the borrower.

In connection with any Refinancing subsequent to the incurrence or issuance of any Junior Debt, the Company grants and conveys to each Optionholder the irrevocable option, in such Optionholder's sole discretion, to exchange all or any portion of the principal amount of its Junior Debt on a dollar-for-dollar basis for an equal principal amount of New Debt.

Accounting Conclusion

The Company assessed the embedded conversion features within such Shares and determined that the Junior Debt Exchange, which provides the Optionholders with the right to force a cash redemption prior to any Refinancing event, met the definition of a derivative under ASC 815 and would require separate accounting from the Shares. The Company estimated the fair value of the Junior Debt Exchange based on a Black-Scholes option pricing model (see Note 2) and recorded $1,986 in other liabilities on the condensed consolidated balance sheet with the offset recorded in other income (expense), net on the condensed consolidated statement of operations.

With respect to the Junior Debt Exchange, the embedded conversion right where the Optionholders could force a cash redemption of such Shares, such Shares were required to be reclassified from permanent equity to temporary equity at the redemption value of $8.75 per Share as of March 31, 2022. As a result, the redemption value of $10,579 was recorded in APIC on the condensed consolidated statement of stockholders' equity (deficit). Subsequent measurements, if applicable, will be recorded through APIC.

With respect to the New Debt Exchange, the Company concluded it did not meet the definition of a derivative and would not require separate accounting from the Shares because the Refinancing event that would trigger a cash redemption is within the Company's control.

Note 16. Subsequent events

The Company evaluated all events or transactions that occurred after March 31, 2022 through May 16, 2022, the date the condensed consolidated financial statements were available to be issued.

On April 25, 2022, Starry Group issued a notice (the “Warrant Adjustment Notice”) to holders of the Public Warrants, notifying holders of the following adjustments (the “Warrant Adjustments”), effective after the close of trading on April 22, 2022:

•
the adjustment to the warrant price of the Public Warrants from $11.50 per 1.2415 shares to $9.13 per 1.2415 shares of Class A common stock (representing 115% of the Market Value (as described below));
•
the adjustment of the $18.00 per share redemption trigger price described in Sections 6.1 and 6.2 of the Warrant Agreement (as described below) to $14.29 per share of Class A common stock (representing 180% of the Market Value); and
•
the adjustment of the $10.00 per share redemption trigger price described in Section 6.2 of the Warrant Agreement to $7.94 per share of Class A common stock (representing the Market Value).

The Warrant Adjustments were required pursuant to Section 4.4 of the Warrant Agreement, dated as of October 8, 2020, by and between FirstMark, and Continental Stock Transfer & Trust Company, a New York corporation (the “Warrant Agent”), as warrant agent, as amended by that certain Warrant Assignment, Assumption and Amendment Agreement, dated as of March 28, 2022, by and among Starry Group, FirstMark and the Warrant Agent (as amended, the “Warrant Agreement”) as a result of (i) Starry Group issuing shares of its Class A common stock and securities exchangeable for shares of Class A common stock at an issue price of $7.50 per share (the “Newly Issued Price”) for capital raising purposes in connection with the closing the Business Combination, (ii) the aggregate gross proceeds from such issuances representing more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Business Combination on the date of the completion of the Business Combination (net of redemptions) and (iii) the volume-weighted average trading price of the Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Business Combination was consummated (such price, the “Market Value”) being below $9.20 per share. The Market Value was determined to be $7.94 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with (1) the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and the notes thereto and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2021 included in our Annual Report on Form 10-K filed with the SEC on March 31, 2022. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A, “Risk Factors” and other factors set forth in other parts of this Quarterly Report on Form 10-Q and set forth in our other SEC filings, including our Annual Report on Form 10-K filed with the SEC on March 31, 2022. Unless the context otherwise requires, “we,” “us,” “our,” “Starry Group” and the “Company” refer to Starry, Inc. and its subsidiaries prior to the consummation of the Business Combination and to Starry Group Holdings, Inc. and its subsidiaries following the consummation of the Business Combination.

Overview

We developed a unique and innovative solution to provide last mile fixed broadband using a proprietary fixed wireless technology stack operating in licensed spectrum. We design and build our own fixed wireless equipment, cloud- based network control plane, and billing and operations support systems to run our network and provide our service. We deploy this technology across a variety of markets to provide a robust and competitively-priced broadband service to customers. The integration of our own technology and service delivery allows us to efficiently deploy new competitive broadband networks to connect communities across the country with a tailored cost structure and a focus on the customer experience.

Since our inception, we have developed the technology, optimized the unit economics, acquired spectrum and deployed our network and acquired subscribers in Boston, Los Angeles, New York City, Denver, Washington, D.C. and Columbus.

Business Combination and Public Company Costs

On October 6, 2021, we entered into the Agreement and Plan of Merger, dated as of October 6, 2021 (as amended, the “Merger Agreement”) with FirstMark Horizon Acquisition Corp. (“FirstMark”), Sirius Merger Sub, Inc. (“Merger Sub”) and Starry, Inc. (“Starry”). Pursuant to the Merger Agreement,: (a) on March 28, 2022, FirstMark merged with and into Starry Group, with Starry Group surviving the merger as a publicly traded entity and became the sole owner of Merger Sub, and (b) on March 29, 2022, Merger Sub merged with and into Starry, with Starry surviving the merger as a wholly owned subsidiary of Starry Group (collectively, together with all other transactions contemplated by the Merger Agreement, the “Business Combination”).

Notwithstanding the legal form of the Business Combination pursuant to the Merger Agreement, the Business Combination is accounted for as a reverse recapitalization in accordance with the United States generally accepted accounting principles (“GAAP”). Under this method of accounting, FirstMark is treated as the acquired company and Starry is treated as the accounting acquirer and the Business Combination is treated as the equivalent of Starry issuing stock for the net assets of FirstMark, accompanied by a recapitalization. The net assets of FirstMark are stated at historical cost, with no goodwill or other intangible assets recorded. The financial statements of the combined entity represent the continuation of the consolidated financial statements of Starry in many respects and the financial statements of the combined entity represent the continuation of the consolidated financial statements of Starry in many respects.

The most significant change in our reported financial position and results was an increase in cash from gross proceeds of approximately $176.3 million, including $109.0 million from the sale of the private investment in public equity ("PIPE") shares, $36.3 million from the contribution of cash held in FirstMark’s trust account from its initial public offering, and $31.0 million from the sale of the Series Z Preferred Stock shares consummated substantially simultaneously with the Business Combination. Such gross proceeds were offset by $18.5 million of direct and incremental combined company transaction costs consisting of banking, legal and other professional fees. See “Note 1 — Description of business” in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Additionally, we expect our capital expenditures will increase significantly in connection with our ongoing activities, with a commensurate increase in our operating expenses, as we:

•
continue to invest in our technology to improve capacity and reduce cost;
•
deploy our network technology and capital equipment in additional domestic markets;
•
sign up new subscribers;
•
hire additional personnel;
•
obtain, maintain, expand, and protect our intellectual property and FCC spectrum license portfolio; and
•
operate as a public company.

Key Factors Affecting Operating Results

We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q.

Network Deployment

We have deployed our fixed wireless network in six markets to date, covering approximately 5.5 million households by the end of the first quarter of 2022. The number of markets that we anticipate launching per year is variable and depends on our capital allocation strategy; the competitive environment for internet services nationally, regionally, and locally at a point in time; government obligations, including our obligations under the Rural Digital Opportunity Fund ("RDOF") and any additional subsidy programs in which we might participate; new partnerships and other factors. We anticipate launching our network in one to six or more markets per year over the near to medium term.

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

In order to effectively manage supply chain to help meet product demand, we had $3.5 million in prepaid inventory parts and equipment as of March 31, 2022 recorded in prepaid expenses and other current assets on the condensed consolidated balance sheet.

Customer Demand

We currently sell a stand-alone broadband product for a flat monthly fee. Broadband demand continues to grow, and broadband plays an essential role in society — it is used for education, work, healthcare, and entertainment. Consumer demand for broadband is incredibly robust — it has become a necessity — and we expect it to continue to grow into the future. However, to the extent consumer sentiment towards broadband services changes, it would impact our customer penetration and therefore our revenues.

Customer Acquisition

We acquire customers through three primary sales strategies. First, for larger apartment and condominium buildings, we enter into simple access agreements with the building owners or associations, as applicable, giving us permission to install our transceiver and use the buildings' wiring to provide the service to their residents. Then, we sell the service directly to the residents. We use a variety of marketing techniques for these sales and acquisition efforts, including in person events, email, and traditional mail. Second, for small apartment and condominium buildings and single-family homes we sell the service directly to the consumer through digital marketing channels, email, traditional mail, and outdoor media. We then obtain permission from the resident to install our transceiver at the building or single-family home as part of the account creation process. Third, for apartment and condominium buildings of various sizes, we enter into bulk billing agreements where the building owner, association, or other third party (e.g., a management company or short-term rental company) purchases the service for a specified number of units at the building and pays us directly for such services. We use a variety of marketing techniques for these sales and acquisition efforts, including in person meetings and email. To the extent that these efforts are unsuccessful, it would impact our customer penetration and therefore our revenue.

Seasonality and Housing Trends

Our customers today are all residential subscribers, and the majority of our customers in the future will continue to be residential subscribers. There are some seasonal trends that affect our customer acquisition activities, and they can vary by market. We expect these season variations to offset as we expand to additional markets, thereby minimizing their impact. Examples include markets with larger college and university student populations, which tend to move in and move out of residences within the same time frame. In addition, consumers naturally consider their broadband provider at the time at which they move to a new residence. To the extent that the velocity of moving changes over time, it would impact our subscriber acquisition and revenues.

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

Key Components of Statements of Operations

Revenues

We deliver high speed and competitively priced broadband service and related support on a subscription basis to our customers in the Boston, Los Angeles, New York City, Denver, Washington, D.C. and Columbus markets using innovative and proprietary wireless technology. Our subscription rate for such services is a per-month fixed price without data caps. Most of our customers are month-to-month individual subscribers who do not have long-term contracts with us, but a small number are building owners or property management companies who have a commercial arrangement with us whereby they compensate us directly for providing our internet services in their buildings.

We expect our revenues to continue to increase as we acquire new subscribers in existing markets and new markets we plan to enter, and as we introduce new products and services.

Cost of revenues

Cost of revenues includes, but is not limited to, costs incurred supporting national network service costs, fiber backhaul costs, site rent and utilities, customer care and national operations personnel, freight charges, deployed equipment costs, associated depreciation, vehicle-related expenses, repairs and maintenance costs and unabsorbed direct labor associated with our equipment assembly operation among other costs.

We expect our cost of revenues to continue to increase in absolute dollar terms for the foreseeable future as we continue to grow in our existing markets and expand into new markets.

Selling, general and administrative expenses

Selling, general and administrative expenses primarily consist of personnel costs that include salaries and wages, commissions, payroll taxes, employee benefits, and certain employee expenses along with software and equipment expenses, recruiting expenses, professional fees, depreciation, facilities related expenses, marketing expenses, and other fees.

We expect our selling, general and administrative expenses to increase in absolute dollar terms for the foreseeable future as we scale headcount to keep pace with the growth of our business, and as a result of operating as a public company, including the incremental costs associated with SEC compliance, legal, audit, insurance and investor relations activities and other administrative and professional services, including one-time transaction related expenses.

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

Other income (expense), net

Other income (expense), net consists primarily of the fair value adjustments related to our derivative liabilities, earnout liabilities, warrant liabilities, losses on extinguishment of debt and distributions to certain shareholders, partially offset by interest income earned on our interest-bearing accounts.

Results of Operations

Comparison of the three months ended March 31, 2022 and 2021

The following table summarizes our results of operations on a consolidated basis for the three months ended March 31, 2022 and 2021 (in thousands, except shares and per share data):

	Three Months Ended March 31,		$	%
	2022	2021	Change	Change
Revenues	$7,370	$4,523	$2,847	62.9%
Cost of revenues	(18,191)	(12,504)	(5,687)	45.5%
Gross loss	(10,821)	(7,981)	(2,840)	35.6%
Operating expenses:
Selling, general and administrative	(25,090)	(14,210)	(10,880)	76.6%
Research and development	(8,227)	(5,942)	(2,285)	38.5%
Total operating expenses	(33,317)	(20,152)	(13,165)	65.3%

Loss from operations	(44,138)	(28,133)	(16,005)	56.9%
Other income (expense):
Interest expense	(7,530)	(7,655)	125	(1.6)%
Other income (expense), net	(1,965)	(5,258)	3,293	(62.6)%

Total other expense	(9,495)	(12,913)	3,418	(26.5)%
Net loss	(53,633)	(41,046)	(12,587)	30.7%
Net loss per share of common stock, basic and diluted	$(1.29)	$(1.13)	$(0.16)	14.2%
Weighted-average shares outstanding, basic and diluted	41,633,152	36,239,733	5,393,419	14.9%

Revenues

Revenues grew by $2.8 million, or 62.9%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, as a result of an increase in our customer relationships from 41,532 to 71,247. The increase in our customer relationships is primarily driven by customer acquisition on our deployed network and incremental network expansion, partially offset by a decline in ARPU.

Cost of revenues

Cost of revenues increased by $5.7 million, or 45.5%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to an increase of $3.1 million in deployed equipment depreciation related to our network expansion, with the remainder predominantly due to headcount related expenses and network service costs.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $10.9 million, or 76.6%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily driven by increases of $6.6 million in headcount related expenses including $2.7 million in one-time deal incentive payments related to the Business Combination and $2.4 in stock-based compensation predominantly due to RSUs for which the related performance condition was met upon consummation of the Business Combination, and $1.1 million in software subscription expenses.

Research and development expenses

Research and development expenses increased by $2.3 million, or 38.5%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily driven by increases of $1.9 million in headcount related expenses to support the development of our network and development of next generation equipment, including $1.1 million in stock-based compensation predominantly due to RSUs for which the related performance condition was met upon consummation of the Business Combination.

Interest expense

Interest expense decreased by $0.1 million, or 1.6%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily driven by an increase in paid-in-kind interest expense of $1.8 million incurred on the Starry Credit Agreement (as defined below) and amortization of debt discounts of $1.0 million, offset by a decrease in amortization of $2.7 million and interest expense of $0.2 million related to the beneficial conversion feature on the 2020 Notes and the 2021 Notes (each as defined in “Note 4 — Debt” in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) that settled in the first quarter 2021.

Other income (expense), net

Total other income (expense), net decreased by $3.3 million, or 62.6%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily driven by the loss on extinguishment of debt during the three months ended March 31, 2021 with no corresponding debt extinguishment during the three months ended March 31, 2022, the recognition of $3.9 million in distributions to Non-Redeeming Shareholders, and the fair value adjustments related to derivative liabilities. Such adjustments included a $5.2 million gain on change in fair value of Earnout Shares and a $2.2 million gain on change in fair value of liability-classified Starry Warrants, partially offset by a $2.5 million loss on change in fair value of Common Stock Warrants, a $2.0 million loss on the recognition of the Junior Debt Exchange and a $1.0 million loss on change in fair value of the Prepayment Penalty. See "Note 2 — Basis of presentation and summary of significant accounting policies" and “Note 4 — Warrants and earnout shares” in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Net Loss

Net loss increased by $12.6 million, or 30.7%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily driven by the factors described above.

Key Business Metrics and Non-GAAP Financial Measures

We use the following metrics to evaluate our performance, identify trends, formulate financial projections, and make strategic decisions. We believe that these metrics provide useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management team.

The following table summarizes our key business metrics and non-GAAP financial measures for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Addressable Households	9,691,029	9,691,029
Homes Serviceable	5,473,341	4,544,723
Customer Relationships	71,247	41,532
Penetration of Homes Serviceable	1.30%	0.91%
Revenue (000s)	$7,370	$4,523
Average Revenue Per User (“ARPU”)	$36.54	$39.66
Net Loss (000s)	$(53,633)	$(41,046)
Net Loss margin	(728)%	(907)%
Adjusted EBITDA (000s)	$(27,812)	$(21,818)
Adjusted EBITDA margin	(377)%	(482)%

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

Addressable Households remained unchanged from March 31, 2021 to March 31, 2022 because we did not add new markets during such period and continued to expand within the existing markets we serve by deploying incremental network assets.

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

Homes Serviceable increased by 0.9 million, or 20.4%, for the three months ended March 31, 2022 in comparison to the three months ended March 31, 2021. This increase was primarily due to the deployment of incremental network assets within the markets that we serve.

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

Customer Relationships increased by 29.7 thousand, or 71.5%, for the three months ended March 31, 2022 in comparison to the three months ended March 31, 2021. This increase was primarily due to new customers signing up for our services and to a lesser extent driven by additional bulk billing arrangements for such services sold to third parties who manage or own multifamily dwelling unit buildings.

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

ARPU decreased by $3.12, or 7.9%, for the three months ended March 31, 2022 in comparison to the three months ended March 31, 2021 primarily due to the use of customer promotional plans to increase penetration in the markets that we serve.

Adjusted EBITDA and Adjusted EBITDA margin

Adjusted EBITDA is a non-GAAP financial measure and is defined as Net Loss, adjusted to exclude unusual or non-recurring items, non-cash items and other items that are not indicative of ongoing operations (including one-time transaction related expenses, stock-based compensation expenses, loss on extinguishment of debt, the fair value adjustment of derivative liabilities and recognition of distributions to non-redeeming shareholders). We define Adjusted EBITDA margin as Adjusted EBITDA divided by revenue. Adjusted EBITDA and Adjusted EBITDA margin are frequently used by management, research analysts, investors and other interested parties to evaluate companies. We believe that these measures are helpful in highlighting trends in our operating results because they exclude the impact of items that are outside the control of management or not reflective of our ongoing operations and performance.

Adjusted EBITDA and Adjusted EBITDA margin are measures not defined under GAAP. They have limitations in that they exclude certain types of expenses and do not reflect changes in working capital needs. Furthermore, other companies may calculate Adjusted EBITDA and Adjusted EBITDA margin or similarly entitled measures differently, limiting their usefulness as comparative measures.

Adjusted EBITDA and Adjusted EBITDA margin are presented here as supplemental measures only.

You are encouraged to evaluate each adjustment. For a historical reconciliation of Adjusted EBITDA and Adjusted EBITDA margin to their most directly comparable GAAP measures, Net Loss and Net Loss margin, please refer to the table below.

($ in thousands)	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
Net Loss ($) and Net Loss margin (%)	$(53,633)	(728%)	$(41,046)	(907%)
Adjustments:
Add: Interest expense, net	7,530	102%	7,654	169%
Add: Depreciation and amortization expense	9,332	127%	6,095	135%
Add: Non-recurring transaction related expenses (1)	3,287	45%	—	—
(Subtract)/Add: (Gain)/loss on fair value adjustment of derivative liabilities	(1,923)	(26%)	2,898	64%
Add: Recognition of distribution to non-redeeming shareholders	3,888	53%	—	—
Add: Loss on extinguishment of debt	—	—	2,361	52%
Add: Stock-based compensation	3,707	50%	220	5%
Adjusted EBITDA ($) and Adjusted EBITDA margin (%)	$(27,812)	(377%)	$(21,818)	(482%)

(1) We add back expenses that are related to transactions that occurred during the period that are expected to be non-recurring, including mergers and acquisitions and financings. Generally these expenses are included within selling, general and administrative expense in the condensed consolidated statements of operations. For the three months ended March 31, 2022, such transactions comprised of the Business Combination, the sale of the PIPE shares and the sale of the Series Z Preferred Stock shares.

Liquidity and Capital Resources

Overview

We are an early-stage growth company and have generated losses and negative cash flows from operating activities since inception. Our principal sources of liquidity have been generated through a combination of cash flows from borrowings and the issuances equity. We expect that our primary ongoing requirements for cash will be used to execute on our strategic initiatives through (i) investing in our technology, (ii) expanding our domestic footprint and (iii) hiring personnel. We require additional capital investment to execute the strategic business plan to grow our subscriber base in existing markets from already-deployed network assets and launch services in new markets. Management plans to raise additional capital through a combination of potential options, including but not limited to, equity and debt financings.

Additional equity financing may not be available on favorable terms and could be dilutive to current stockholders. Debt financing, if available, may involve restrictive covenants and dilutive financing instruments.

Our ability to access capital when needed is not assured and, if capital is not available to us when, and in the amounts needed, we could be required to delay, scale back or abandon some or all of our expansion efforts and other operations, which could materially harm our business, financial condition and results of operations. Because of this uncertainty, there is substantial doubt about our ability to continue as a going concern for at least one year from the date that these condensed consolidated financial statements were issued.

At March 31, 2022 our principal sources of liquidity were cash and cash equivalents of $166.7 million and consist of checking and interest-bearing accounts, of which $15.0 million cannot be accessed in accordance with the Starry Credit Agreement.

In March 2022, the Business Combination was consummated, resulting in gross proceeds of $36.3 million, the sale of the PIPE shares was consummated, resulting in gross proceeds of $109.0 million, and the sale of the Series Z Preferred Stock shares was consummated, resulting in gross proceeds of $31.0 million. Total direct and incremental transaction costs were approximately $18.5 million.

Starry Credit Agreement

In February 2019, we entered into a credit agreement among Starry, Starry Spectrum Holdings LLC, Starry (MA), Inc., Starry Spectrum LLC, Testco LLC, Widmo Holdings LLC and Vibrant Composites Inc., as borrowers, the lenders party thereto from time to time and ArrowMark Agency Services, LLC, as administrative agent, as amended, restated, amended and restated, supplemented or otherwise modified from time to time (the “Starry Credit Agreement”) to provide a total of $50 million in two separate loan tranches, $27.5 million and $22.5 million, and drew on the full amount of each tranche in February 2019 and June 2019, respectively. In December 2019, we amended the Starry Credit Agreement with a syndicate of lenders, providing for an additional loan tranche of $75 million, which we immediately drew upon in full (collectively, the “2019 Term Loans”).

In June 2021, we entered into a Third Amendment and Waiver to the Starry Credit Agreement (the “Third Amendment and Waiver”). The Third Amendment and Waiver amended and restated two affirmative covenants that we were not in compliance with as of December 31, 2020, including extending the time period in which we are required to deliver audited financial statements without a “going concern” or like qualification, exception or emphasis and extending the time period in which we are required to deliver a budget for fiscal year 2021. The non-compliance with covenants is an event of default which would have required the outstanding long-term debt balance to be payable upon demand. In addition to the amendment and restatement, the Third Amendment and Waiver waived any events of default in existence on the Third Amendment and Waiver effective date. The lender retained all other covenant requirements.

In conjunction with entering into the Starry Credit Agreement, we issued warrants to the lender in two tranches in February 2019 and December 2019 of 17.6 million and 15.0 million, respectively.

In October 2021, we entered into the Fifth Amendment to the Starry Credit Agreement (the "Fifth Amendment") with a syndicate of lenders, providing for an additional tranche of $40.0 million which we immediately drew upon in full (“Tranche C Term Loan”) and up to an additional $10.0 million in delayed draw loans which we fully drew upon in January 2022 (“Delayed Draw Tranche C Loan”) (collectively, with the Tranche C Term Loan and 2019 Term Loans, the “Term Loans”).

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

The loans incur interest at a rate equal to the London Interbank Offered Rate ("LIBOR"), subject to a floor of 2.0% plus an applicable margin of 9.0%, capped at 13.25% annually. Pursuant to the Starry Credit Agreement, we elected to pay the accrued interest on an in-kind basis by increasing the principal balance outstanding, payable in its entirety at maturity in February 2024. Outstanding borrowings plus accrued paid-in-kind interest were $218.5 million as of March 31, 2022. As of March 31, 2022, we had deferred financing costs and discounts on warrants on these loans in the amount of $2.2 million and $15.1 million, respectively.

On March 26, 2022, we entered into a Seventh Amendment to the Credit Agreement (the "Seventh Amendment"). The Seventh Amendment amended and restated an affirmative covenant requiring us to provide annual audited financial statements without a “going concern” or like qualification, exception or emphasis. In addition, the Seventh Amendment redefined the term “Change in Control” to exclude the aforementioned Business Combination with respect to contemplating the prepayment penalty. As a result of such amendments, we were in compliance with all bank covenants as of December 31, 2021. Without such amendments we would have been in default and the outstanding long-term debt balance would be payable upon demand. The lender retained all other covenant requirements.

Capital lease obligations

Throughout the period we entered into capital leases for vehicles and equipment with various vendors with payments due monthly extending through 2025. As of March 31, 2022, we owed $2.5 million under such lease obligations.

Strategic partner arrangement

In June 2020, we entered into a 10-year arrangement with AEPV (the "Strategic Partner Arrangement") to jointly deploy a fixed wireless broadband network in a new market. AEPV has agreed to fund the equipment necessary to deliver the service in exchange for a revenue sharing arrangement whereby they will be entitled to a percentage of revenue earned by us in the new market. Pursuant to the arrangement, we will sell in exchange for cash consideration the equipment to AEPV and lease the equipment back. The seller-financing portion of the transaction created a form of continuing involvement which precludes sale-leaseback accounting until the related amounts due are paid in full. Accordingly, we accounted for the sale-leaseback as a financing transaction with AEPV, with the equipment remaining on our books at its then carrying value, the net cash proceeds received being reflected as a financing obligation, and the expected future payments under the revenue sharing agreement to the third party being treated as debt service applied to interest and principal over the initial 10-year term. The discount rate is calculated based on expected future payments under the revenue sharing agreement. AEPV has the right to terminate the arrangement for any reason no earlier than June 2023. In the event of an early termination, we are required to repurchase the equipment at a repurchase price equal to the net book value of the equipment as reflected on the third party’s balance sheet at the time of termination. We have made an accounting policy election to use the prospective method to account for changes in actual or estimated cash flows related to the debt service. See “Note 12 — Commitments and contingencies” in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Purchase commitments

Throughout the period we entered into non-cancelable purchase commitments with various contract manufacturers to purchase materials and associated support to maintain and improve our existing distribution system as well as build out new networks and distribution systems. As of March 31, 2022, we had non-cancelable commitments totaling $41.4 million.

Convertible notes payable

In March 2021, we closed on an issuance of Starry Series E Preferred Stock (inclusive of Starry Series E-1 Preferred Stock, Starry Series E-2 Preferred Stock and Starry Series E-3 Preferred Stock), generating cash proceeds, net of issuance costs, of approximately $119.9 million and converted all $42.8 million of our outstanding convertible notes payable into shares of Series E-1 Preferred Stock and Series E-2 Preferred Stock.

Short term liquidity requirements

As a growth company, the net losses we have incurred since inception are in accordance with our strategy and forecast. We will continue to incur net losses in accordance with our operating plan as we continue to expand our platform development to improve our existing technology and expand into new markets.

We incurred a net loss of $53.6 million and $41.0 million for the three months ended March 31, 2022 and 2021. As of March 31, 2022, our current assets were $173.4 million, consisting primarily of cash and cash equivalents of $166.7 million, which are primarily deposited with financial institutions, and our current liabilities were $40.6 million, consisting of accounts payable totaling $7.4 million, accrued expenses and other current liabilities totaling $30.1 million, unearned revenue totaling $1.6 million, and the current portion of our debt totaling $1.5 million.

Long term liquidity requirements

As a result of the consummation of the Business Combination, the sale of the PIPE shares and the sale of the Series Z Preferred Stock shares, we successfully raised gross proceeds of $36.2 million, $109.0 million and $31.0 million, respectively. However, our existing capital resources may be insufficient to meet our long-term liquidity requirements. We may be required to raise additional capital to meet our long-term liquidity requirements through either further equity or debt financing. If we raise funds by issuing equity securities, dilution to existing stockholders may result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of existing holders of our common stock, as applicable. If we raise funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock, as applicable. The terms of additional debt securities or borrowings could impose significant restrictions on our operations. The credit market and financial services industry have in the past, and may in the future, experience periods of upheaval that could impact the availability and cost of equity and debt financing.

Cash Flows

The following table summarizes our net cash provided by or used in operating activities, investing activities, and financing activities for the periods indicated and should be read in conjunction with our consolidated financial statements and the notes thereto:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash provided by (used in)
Operating activities	$(22,390)	$(17,267)
Investing activities	(16,750)	(10,016)
Financing activities	176,449	132,190
Net change in cash and cash equivalents	$137,309	$104,907

Net cash used in operating activities

For the three months ended March 31, 2022, cash flows used in operating activities was $22.4 million. Such cash used primarily related to our net loss of $53.6 million, adjusted for non-cash expenses of $23.6 million, and changes in our working capital accounts of $7.6 million. The adjustments for non-cash expenses primarily include (i) $9.3 million in depreciation, (ii) paid-in-kind interest on the Term Loans, the 2020 Notes, the 2021 Notes and the Strategic Partner Arrangement of $5.9 million, (iii) amortization of debt discount of $1.6 million, (iv) $3.7 million in share-based compensation expense, (v) loss on disposal of property and equipment of $0.7 million, (vi) $0.3 million in transaction costs allocated to derivative liabilities, (vi) accretion of asset retirement obligations of $0.1 million and (vii) $3.9 million in distributions to non-redeeming shareholders, offset by fair value adjustments to derivative liabilities of $1.9 million. The changes in our working capital accounts primarily include increases of (i) $7.0 million in accrued expenses and other current liabilities and (ii) $0.4 million in accounts payable and a decrease of (iii) $0.7 million in prepaid expenses and other current assets, offset by a decrease of (i) $0.3 million in other assets and (ii) $0.2 million in deferred costs.

For the three months ended March 31, 2021, cash flows used in operating activities was $17.3 million. Such cash used primarily related to our net loss of $41.0 million, adjusted for non-cash expenses of $19.7 million, and changes in our working capital accounts of $4.0 million. The adjustments for non-cash expenses primarily include (i) $6.1 million in depreciation, (ii) paid-in-kind interest on the Term Loans, the 2020 Notes, the 2021 Notes and the Strategic Partner Arrangement of $4.2 million, (iii) amortization of debt discount of $2.4 million, (iv) conversion of the convertible debt discount of $1.0 million, (v) loss on extinguishment of debt of $2.4 million, (vi) fair value adjustment of the derivative liability of $2.9 million, (vii) loss on disposal of property and equipment of $0.5 million and (viii) $0.2 million in share-based compensation expense. The changes in our working capital accounts primarily include increases of (i) $2.7 million in accounts payable, (ii) $1.4 million in accrued expenses and other current liabilities and (iii) $0.5 million in unearned revenue, offset by increases of (i) $0.5 million in prepaid expenses and other current assets and (ii) $0.1 million in accounts receivable.

Net cash used in investing activities

Net cash used in investing activities during the three months ended March 31, 2022 totaled $16.8 million, related to capital expenditures for our distribution system.

Net cash used in investing activities during the three months ended March 31, 2021 totaled $10.0 million, related to capital expenditures for our distribution system.

Net cash provided by financing activities

Net cash provided by financing activities during the three months ended March 31, 2022 totaled $176.4 million, which was primarily driven by $163.8 million in proceeds from the Business Combination, net of transaction costs, $10.0 million in proceeds from the issuance of Term Loans, net of issuance costs, $3.7 million in proceeds from the Strategic Partner Arrangement and $0.5 million in proceeds from the exercise of stock options, offset by $1.2 million in repayments of notes assumed in the Business Combination, $0.3 million in repayments of capital lease obligations and less than $0.1 million in payments of third-party issuance costs.

Net cash provided by financing activities during the three months ended March 31, 2021 totaled $132.2 million, which was driven primarily by the proceeds raised from the issuance of Starry Series E Preferred Stock (inclusive of Starry Series E-1 Preferred Stock, Starry Series E-2 Preferred Stock and Starry Series E-3 Preferred Stock), net of issuance costs, of $119.9 million, issuance of $11.0 million of the 2021 Notes, proceeds from the Strategic Partner Arrangement of $1.4 million and exercise of stock options of $0.1 million, offset by repayments of capital lease obligations of $0.2 million.

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

Other than policies outlined throughout the notes to the unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report, and as described below, there have been no significant changes from the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2022.

Earnout shares

Following the Business Combination, 4,128,113 shares of Class A common stock held by certain former equity holders of FirstMark are subject to vesting and forfeiture conditions. Earnout Shares subject to vesting that do not vest in accordance with such terms shall be forfeited and cancelled for no consideration. The Earnout Shares are not redeemable. The Earnout Shares will be considered outstanding for legal purposes prior to the achievement of the vesting conditions but will not be considered outstanding for accounting purposes until such vesting conditions are achieved. See "Note 9 — Warrants and earnout shares" in the notes to our unaudited condensed consolidated financial statements for more information regarding such Earnout Shares.

The Company evaluated the Earnout Shares and concluded that they do not meet the criteria to be classified within stockholders' equity. The Earnout Shares contain settlement provisions that preclude them from meeting the derivative exception of being indexed to the Company's stock. As such, the Company has recorded these Earnout Shares as liabilities on the condensed consolidated balance sheet at fair value, with subsequent changes in their respective fair values recognized in the condensed consolidated statements of operations at each reporting date.

The fair value of the Earnout Shares was derived utilizing a Monte Carlo Simulation Method (“MCSM”) to assess the likelihood of a triggering event occurring in the specified time frame. Under each scenario, the occurrence of a triggering event is tracked. If one of the thresholds is reached, then the underlying fair value of the common stock at the time of the trigger event is utilized to determine the fair value of the Earnout Shares that would be issued. The mean value of the shares estimated over the course of numerous iterations are calculated to arrive at the fair value of the Earnout shares. The MCSM utilizes a number of inputs which include the trading price and volatility of the underlying common stock, the expected term and risk-free interest rates. The determination of the fair value of these financial instruments is complex and highly judgmental due to the significant estimation required. In particular, the fair value estimate was sensitive to certain assumptions, such as the trading price and volatility of the underlying common stock.

Redeemable shares

On March 31, 2022, the Company entered into an agreement with certain debt holders who are also shareholders of 1,209,029 shares of Class A common stock. The Company assessed the embedded conversion features and determined that the Junior Debt

Exchange met the definition of a derivative under ASC 815 and would require separate accounting from the redeemable shares. The Company estimated the fair value of the Junior Debt Exchange based on a Black-Scholes option pricing model for a European put option and recorded $1,986 in other liabilities on the condensed consolidated balance sheet with the offset recorded in other income (expense), net on the condensed consolidated statement of operations. The key inputs used in the determination of the fair value included current stock price, volatility and expected term. — Summary of significant accounting policies" and "Note 15 — Redeemable shares" in the notes to our unaudited condensed consolidated financial statements for more information regarding the valuation of the Junior Debt Exchange and the redeemable shares.

New and Recently Adopted Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations.

See “Note 2 — Basis of presentation and summary of significant accounting policies — Recent accounting pronouncements issued, not yet adopted” in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information about recent accounting pronouncements, the timing of their adoption and our assessment, to the extent we made one, of their potential impact on our financial condition and results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes.

Interest Rate Risk

We hold cash and cash equivalents, including restricted cash, for working capital purposes. As of March 31, 2022, we had a cash balance of $166.7 million (excluding restricted cash), consisting of checking and interest-bearing accounts, which are not significantly affected by changes in the general level of U.S. interest rates due to the short-term holding period of such balances. As a result, we do not have material exposure to interest rate risk with respect to cash and cash equivalents as these are all highly liquid investments with a maturity date of 90 days or less at the time of purchase.

As of March 31, 2022, outstanding borrowings plus accrued paid-in-kind interest pursuant to the Starry Credit Agreement were $218.5 million, which incur interest at a rate equal to LIBOR, subject to a floor of 2.0% plus an applicable margin of 9.0%, capped at 13.25% annually. An immediate 10% change in LIBOR would not have a material impact on our debt-related obligations, financial position or results of operations.

Inflation Risk

Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. There can be no assurance that future inflation will not have an adverse impact on our operating results.

Item 4. Controls and Procedures.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, due to the material weakness described below and in Part II, Item 1A. of this report, our disclosure controls and procedures were not effective as of March 31, 2022. Notwithstanding the material weaknesses, our management has concluded that the financial statements included elsewhere in this report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

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

Changes in internal control over financial reporting

Other than as described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal or regulatory proceedings arising in the ordinary course of our business, including intellectual property claims and commercial contract disputes. In addition, with respect to employees and others, we face and could in the future face a wide variety of claims, including discrimination (for example, based on gender, age, race or religious affiliation), sexual harassment, privacy, labor and employment, Employee Retirement Income Security Act and disability claims. Often these cases raise complex factual and legal issues, which are subject to risks and uncertainties and could require significant management time and corporate resources to defend, could result in significant media coverage and negative publicity, and could be harmful to our reputation and our brand. Although the outcome of these and other claims cannot be predicted with certainty, we are not currently a party to any litigation or regulatory proceeding that we expect to have a material adverse effect on our business, results of operations, financial conditions or cash flows.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 that was filed with the SEC on March 31, 2022. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On March 29, 2022, in conjunction with the Business Combination, the Company consummated the sale of 14,533,334 shares (the “PIPE Shares”) of Class A common stock to certain accredited investors pursuant to subscription agreements entered into on October 6, 2021 in conjunction with the Merger Agreement.

Also on March 29, 2022, in conjunction with the Business Combination, the Company consummated the sale of 4,133,333 shares (the “Series Z Shares”) of Series Z Preferred Stock to certain accredited investors affiliated with FirstMark Horizon Sponsor LLC, pursuant to a subscription agreement entered into on October 6, 2021 in conjunction with the Merger Agreement and an additional subscription agreement entered into on March 25, 2022 with Tiger Global Private Investment Partners IX, LP. Each share of Series Z Preferred Stock subsequently converted into the right to receive shares of our Class A common stock on a one-for-one basis.

We issued the PIPE Shares and the Series Z Shares under Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act, as a transaction not requiring registration under Section 5 of the Securities Act.

Use of Proceeds

The consummation of the Business Combination resulted in gross proceeds of $36.2 million, reflecting use of proceeds to pay for redemptions to public stockholders. The PIPE Shares were sold at a price of $7.50 per share and an aggregate purchase price of $109.0 million. The Series Z Shares were sold at a price of $7.50 per share and an aggregate purchase price of $31.0 million.

The funds from the Business Combination, sale of PIPE Shares and sale of Series Z Shares were used for: (i) redemptions to public stockholders – reflected in the gross proceeds of the Business Combination; (ii) cash to balance sheet; and (iii) payment of fees and expenses. As a result of high levels of redemption, no funds were used to pay down debts incurred under the Starry Credit Agreement, which debts were retained. The direct and indirect fees and expenses incurred were approximately $18.5 million. As of March 31, 2021, we added $157.7 million as cash to our balance sheet.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit		Incorporated by Reference				Filed/Furnished Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1†	Agreement and Plan of Merger, dated as of October 6, 2021, as amended, by and among FirstMark Horizon Acquisition Corp., Sirius Merger Sub, Inc., Starry Holdings, Inc. and Starry, Inc.	S-4	333-260847	2.1	February 9, 2022
3.1	Amended and Restated Certificate of Incorporation of Starry Group Holdings, Inc.	10-K	001-41336	3.1	March 31, 2022
3.2	Bylaws of Starry Group Holdings, Inc.	10-K	001-41336	3.2	March 31, 2022
4.1	Warrant Agreement, dated October 8, 2020, between FirstMark Horizon Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-39585	4.1	October 8, 2020
4.2	Warrant Assignment, Assumption and Amendment Agreement, dated March 28, 2022, by and among FirstMark Horizon Acquisition Corp., Starry Group Holdings, Inc., and Continental Stock Transfer & Trust Company	10-K	001-41336	4.2	March 31, 2022
4.3	Specimen Warrant Certificate of Starry Group Holdings, Inc.	10-K	001-41336	4.3	March 31, 2022
4.4	Description of Capital Stock	8-K	001-41336	4.1	April 25, 2022
10.1#	Form of Indemnification Agreement.	10-K	001-41336	10.1	March 31, 2022
10.2	Form of the PIPE Subscription Agreement.	S-4	333-260847	10.3	February 9, 2022
10.3	Form of Amendment and Waiver to PIPE Subscription Agreement	8-K	001-41336	10.2	March 29, 2022
10.4	Form of the Series Z Subscription Agreement.	S-4	333-260847	10.4	February 9, 2022
10.5	Waiver and Amendment to Series Z Subscription Agreement, dated March 28, 2022, by and among Starry, Inc. and certain investors affiliated with FirstMark Horizon Sponsor LLC.	10-K	001-41336	10.5	March 31, 2022
10.6	Series Z Subscription Agreement, dated March 25, 2022, between Starry, Inc. and Tiger Global Private Investment Partners IX, LP	8-K	001-41336	10.5	March 29, 2022
10.7	Sponsor Support Agreement, dated as of October 6, 2021, by and among FirstMark Horizon Sponsor LLC, certain directors of FirstMark Horizon Acquisition Corp., FirstMark Horizon Acquisition Corp., Starry Holdings, Inc. and Starry, Inc.	S-4	333-260847	10.6	February 9, 2022
10.8	Amendment to Sponsor Support Agreement, dated March 28, 2022, by and among FirstMark Horizon Sponsor LLC, certain directors of FirstMark Horizon Acquisition Corp., FirstMark Horizon Acquisition Corp., Starry Group Holdings, Inc., and Starry, Inc.	8-K	001-41336	10.4	March 29,2022

10.9	Amended and Restated Registration Rights Agreement, dated March 28, 2022, by and among Starry Group Holdings, Inc., FirstMark Horizon Acquisition Corp., certain equityholders of FirstMark Horizon Acquisition Corp., and certain equityholders of Starry, Inc.	10-K	001-41336	10.9	March 31, 2022
10.10	Merger Agreement Waiver, dated March 28, 2022, by and among FirstMark Horizon Acquisition Corp., Sirius Merger Sub, Inc., Starry Group Holdings, Inc., and Starry, Inc.	8-K	001-41336	10.1	March 29, 2022
10.11	Form of Non-Redemption Agreement, dated March 9, 2022	10-K	001-41336	10.11	March 31, 2022
10.12	Amended and Restated Credit Agreement, dated December 13, 2019, by and among Starry, Inc., Starry Spectrum Holdings LLC, Starry (MA), Inc., Starry Spectrum LLC, Testco LLC, Widmo Holdings LLC and Vibrant Composites Inc., as borrowers, the lenders party thereto and ArrowMark Agency Services, LLC, as administrative agent	10-K	001-41336	10.12	March 31, 2022
10.13	Sixth Amendment to Credit Agreement, dated as of January 13, 2022	10-K	001-41336	10.13	March 31, 2022
10.14	Seventh Amendment to Credit Agreement, dated as of March 26, 2022	10-K	001-41336	10.14	March 31, 2022
10.15#	Starry, Inc. Amended and Restated 2014 Stock Option and Grant Plan.	S-4	333-260847	10.9	December 20, 2021
10.16#	March 2021 Amendment to the Amended and Restated 2014 Stock Option and Grant Plan.	S-4	333-260847	10.10	December 20, 2021
10.17#	Form of Executive Incentive Stock Option Agreement under the Starry, Inc. Amended and Restated 2014 Stock Option and Grant Plan.	S-4	333-260847	10.11	December 20, 2021
10.18#	Form of Employee Incentive Stock Option Agreement under the Starry, Inc. Amended and Restated 2014 Stock Option and Grant Plan.	S-4	333-260847	10.12	December 20, 2021
10.19#	Form of Restricted Stock Unit Agreement under the Starry, Inc. Amended and Restated 2014 Stock Option and Grant Plan.	S-4	333-260847	10.13	December 20, 2021
10.20#	Starry Group Holdings, Inc. 2022 Equity Incentive Plan.	10-K	001-41336	10.20	March 31, 2022
10.21#	Starry Group Holdings, Inc. 2022 Employee Stock Purchase Plan.	10-K	001-41336	10.21	March 31, 2022
10.22†+	Amended and Restated Master Access Agreement, dated May 22, 2018, by and between Starry, Inc. and Related Management Company, L.P.	S-4	333-260847	10.14	December 20, 2021
10.23†+	Amended and Restated Strategic Alliance Agreement, dated May 11, 2021, by and between Starry, Inc. and AEP Ventures, LLC.	S-4	333-260847	10.15	December 20, 2021
10.24†+	Amendment No. 1 to the Amended and Restated Strategic Alliance Agreement, dated September 14, 2021, by and between Starry, Inc. and AEP Ventures, LLC.	S-4	333-260847	10.16	December 20, 2021
10.25†+	Strategic Alliance Agreement, dated March 30, 2021, by and between Starry, Inc. and QSI, Inc.	S-4	333-260847	10.17	December 20, 2021
10.26†+	Manufacturing Services Agreement, dated March 1, 2021, by and between Starry, Inc. and Benchmark Electronics, Inc.	S-4	333-260847	10.18	December 20, 2021

10.27†+	Master Services Agreement, dated December 8, 2021 between Starry, Inc. and Abside Networks, Inc.	S-4	333-260847	10.19	January 14, 2022
10.28†+	Development Agreement, dated August 27, 2021 between Starry, Inc. and Semiconductor Components Industries, LLC.	S-4	333-260847	10.20	January 14, 2022
10.29#	Offer Letter by and between Chaitanya Kanojia and Starry Group Holdings, Inc., dated as of June 10, 2015.	10-K	001-41336	10.29	March 31, 2022
10.30#	Offer Letter by and between Joseph Lipowski and Starry Group Holdings, Inc., dated as of February 24, 2015.	10-K	001-41336	10.30	March 31, 2022
10.31#	Offer Letter by and between Alex Moulle-Berteaux and Starry Group Holdings, Inc., dated as of February 24, 2015.	10-K	001-41336	10.31	March 31, 2022
10.32#	Separation Agreement by and between Gregg Bien and Starry, Inc., dated September 3, 2020.	10-K	001-41336	10.32	March 31, 2022
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

# Indicates management contract or compensatory plan.

† Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5).

+ Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Regulation S-K, Item (601)(b)(10).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Starry Group Holdings, Inc.

Date: May 16, 2022	By:	/s/ Chaitanya Kanojia
Chaitanya Kanojia
Chief Executive Officer

Date: May 16, 2022	By:	/s/ Komal Misra
Komal Misra
Chief Financial Officer