Form 10-Q
period 2022-06-30
Starry Group Holdings, Inc.
filed 2022-08-12
CIK 1884697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 11, 2022, the registrant had 157,535,415 shares of Class A common stock, $0.0001 par value per share, outstanding and 9,268,335 shares of Class X common stock, $0.0001 par value per share, outstanding.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Starry Group Holdings, Inc.

Unaudited Condensed Consolidated Balance Sheets

(Dollar amounts in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$99,682	$29,384
Accounts receivable, net	439	380
Deferred costs	—	7,049
Prepaid expenses and other current assets	10,576	7,079
Total current assets	110,697	43,892
Property and equipment, net	149,485	129,019
Intangible assets	48,463	48,463
Restricted cash and other assets	2,510	1,860
Total assets	$311,155	$223,234
Liabilities, redeemable shares and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$6,679	$6,832
Unearned revenue	2,577	1,630
Current portion of debt	1,861	1,504
Accrued expenses and other current liabilities	23,881	23,177
Total current liabilities	34,998	33,143
Debt, net of current portion	219,669	191,596
Earnout liabilities	9,321	—
Warrant liabilities	8,468	14,773
Asset retirement obligations	2,903	2,387
Other liabilities	19,084	12,412
Total liabilities	294,443	254,311
Commitments and contingencies (Note 12)
Redeemable shares (Note 15)	10,579	—
Stockholders’ equity (deficit):
Convertible preferred stock (Note 5)	—	453,184
Old Starry common stock; $0.001 par value; 0 and 150,024,203 shares authorized and 0 and 37,178,873 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	—	4
Class A common stock; $0.0001 par value; 800,000,000 shares authorized; 153,393,876 and 0 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	16	—
Class X common stock; $0.0001 par value; 50,000,000 shares authorized; 9,268,335 and 0 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	1	—
Additional paid-in capital	597,427	17,106
Accumulated deficit	(591,311)	(501,371)
Total stockholders’ equity (deficit)	6,133	(31,077)
Total liabilities, redeemable shares and stockholders’ equity (deficit)	$311,155	$223,234

The accompanying notes are an integral part of these consolidated financial statements

Starry Group Holdings, Inc.

Unaudited Condensed Consolidated Statements of Operations

(Dollar amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$7,754	$5,091	$15,124	$9,614
Cost of revenues	(20,725)	(13,318)	(38,916)	(25,822)
Gross loss	(12,971)	(8,227)	(23,792)	(16,208)
Operating expenses:
Selling, general and administrative	(25,128)	(16,028)	(50,218)	(30,238)
Research and development	(7,810)	(6,476)	(16,037)	(12,418)
Total operating expenses	(32,938)	(22,504)	(66,255)	(42,656)
Loss from operations	(45,909)	(30,731)	(90,047)	(58,864)
Other income (expense):
Interest expense	(8,038)	(4,926)	(15,568)	(12,581)
Other income (expense), net	17,640	(2,897)	15,675	(8,155)
Total other income (expense)	9,602	(7,823)	107	(20,736)
Net loss	$(36,307)	$(38,554)	$(89,940)	$(79,600)
Net loss per share of common stock, basic and diluted (Note 13)	$(0.22)	$(1.06)	$(0.88)	$(2.19)
Weighted-average shares outstanding, basic and diluted	162,423,594	36,410,177	102,357,494	36,325,426

The accompanying notes are an integral part of these consolidated financial statements

Starry Group Holdings, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit) and Temporary Equity

(Dollar amounts in thousands, except share data)

	Three Months Ended June 30, 2022 and 2021
	Convertible Preferred Stock		Class A Common Stock		Class X Common Stock		Additional	Accumulated	Stockholders’	Temporary Equity
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid-In Capital	Deficit	Equity (Deficit)	Redeemable Shares
Balance at March 31, 2022	—	$—	152,926,661	$16	9,268,335	$1	$596,146	$(555,004)	$41,159	$10,579
Issuance of common stock upon exercise of stock options	—	—	467,215	—	—	—	289	—	$289	—
Share-based compensation	—	—	—	—	—	—	992	—	$992	—
Net loss	—	—	—	—	—	—	—	(36,307)	$(36,307)	—
Balance at June 30, 2022	—	$—	153,393,876	$16	9,268,335	$1	$597,427	$(591,311)	$6,133	$10,579

Balance at March 31, 2021	91,628,997	$453,184	36,327,947	$4	—	$—	$21,711	$(375,872)	$99,027	$—
Issuance of common stock upon exercise of stock options	—	—	135,173	—	—	—	116	—	$116	—
Share-based compensation	—	—	—	—	—	—	358	—	$358	—
Net loss	—	—	—	—	—	—	—	(38,554)	$(38,554)	—
Balance at June 30, 2021	91,628,997	$453,184	36,463,120	$4	—	$—	$22,185	$(414,426)	$60,947	$—

	Six Months Ended June 30, 2022 and 2021
	Convertible Preferred Stock		Class A Common Stock		Class X Common Stock		Additional	Accumulated	Stockholders’	Temporary Equity
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid-In Capital	Deficit	Equity (Deficit)	Redeemable Shares
Balance at December 31, 2021	497,770,570	$453,184	201,972,619	$14	—	$—	$17,096	$(501,371)	$(31,077)	$—
Retroactive application of Business Combination (see Note 1)	(406,141,573)	—	(164,793,746)	(10)	—	—	10	—	—	—
Adjusted balance, beginning of period	91,628,997	$453,184	37,178,873	$4	—	$—	$17,106	$(501,371)	$(31,077)	$—
Conversion of legacy common stock to Class X common stock in connection with the Business Combination	—	—	(9,268,335)	(1)	9,268,335	1	—	—	$—	—
Issuance of Series Z convertible preferred stock in connection with the Business Combination	4,133,333	31,000	—	—	—	—	—	—	$31,000	—
Conversion of convertible preferred stock into common stock in connection with the Business Combination	(95,762,330)	(484,184)	95,762,330	10	—	—	484,174	—	$—	—
Issuance of common stock upon exercise of warrants in connection with the Business Combination	—	—	6,758,512	1	—	—	12,548	—	$12,549	—
Business Combination transaction, net of transaction costs and assumed liabilities	—	—	22,132,385	2	—	—	110,930	—	$110,932	—
Sponsor Earnout Shares liability (see Note 9)	—	—	—	—	—	—	(26,095)	—	$(26,095)	—
Reclassification of redeemable shares from permanent equity to temporary equity (see Note 15)	—	—	—	—	—	—	(10,579)	—	$(10,579)	10,579
Recognition of distribution to non-redeeming shareholders (see Note 5)	—	—	—	—	—	—	3,888	—	$3,888	—
Issuance of common stock upon exercise of stock options	—	—	830,111	—	—	—	756	—	$756	—
Share-based compensation	—	—	—	—	—	—	4,699	—	$4,699	—
Net loss	—	—	—	—	—	—	—	(89,940)	$(89,940)	—
Balance at June 30, 2022	—	$—	153,393,876	$16	9,268,335	$1	$597,427	$(591,311)	$6,133	$10,579

Balance at December 31, 2020	395,904,883	$287,750	196,415,008	$9	—	$—	$21,384	$(334,826)	$(25,683)	$—
Retroactive application of Business Combination (see Note 1)	(323,027,196)	—	(160,259,173)	(5)	—	—	5	—	$—	—
Adjusted balance, beginning of period	72,877,686	$287,750	36,155,835	$4	—	$—	$21,389	$(334,826)	$(25,683)	$—
Issuance of common stock upon exercise of stock options	—	—	307,285	—	—	—	218	—	$218	—
Issuance of Series E convertible preferred stock, net of issuance costs of $150	13,148,484	119,850	—	—	—	—	—	—	$119,850	—
Conversion of convertible notes payable to Series E convertible preferred stock	5,602,827	45,584	—	—	—	—	—	—	$45,584	—
Share-based compensation	—	—	—	—	—	—	578	—	$578	—
Net loss	—	—	—	—	—	—	—	(79,600)	$(79,600)	—
Balance at June 30, 2021	91,628,997	$453,184	36,463,120	$4	—	$—	$22,185	$(414,426)	$60,947	$—

The accompanying notes are an integral part of these consolidated financial statements

Starry Group Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollar amounts in thousands, except share data)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net loss	$(89,940)	$(79,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	19,645	12,973
Paid-in-kind interest on term loans, convertible notes payable and strategic partner obligations	12,070	8,369
Amortization of debt discount and deferred charges	3,402	3,150
Conversion of debt discount	—	971
Loss on extinguishment of debt	—	2,361
Fair value adjustment of derivative liabilities	(19,559)	5,796
Recognition of distribution to non-redeeming shareholders	3,888	—
Loss on disposal of property and equipment	1,434	1,223
Share-based compensation	4,699	578
Transaction costs allocated to warrants and earnout liability instruments	314	—
Accretion of asset retirement obligations	144	89
Provision for doubtful accounts	24	2
Changes in operating assets and liabilities:
Accounts receivable	(84)	(106)
Prepaid expenses and other current assets	(3,494)	(2,141)
Deferred cost	—	(453)
Other assets	(649)	(14)
Accounts payable	(246)	(770)
Unearned revenue	947	541
Accrued expenses and other current liabilities	1,885	1,473
Other liabilities	4	2,000
Net cash used in operating activities	(65,516)	(43,558)
Investing activities:
Purchases of property and equipment	(37,584)	(29,985)
Net cash used in investing activities	(37,584)	(29,985)
Financing activities:
Proceeds from Business Combination, net of transaction costs	160,539	—
Repayment of note assumed in the Business Combination	(1,200)	—
Proceeds from the issuance of convertible notes payable and beneficial conversion feature on convertible notes	—	11,000
Proceeds from Strategic Partner Arrangement	3,932	1,994
Proceeds from exercise of common stock options	756	218
Proceeds from the issuance of Series E Preferred Stock, net of issuance costs	—	119,850
Proceeds from the issuance of term loans, net of issuance costs	10,000	—
Payments of third-party issuance costs in connection with Term Loans	(47)	—
Repayments of capital lease obligations	(582)	(373)
Net cash provided by financing activities	173,398	132,689
Net increase (decrease) in cash and cash equivalents and restricted cash:	70,298	59,146
Cash and cash equivalents and restricted cash, beginning of period	30,762	26,831
Cash and cash equivalents and restricted cash, end of period	$101,060	$85,977

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

The Company is in the telecommunications industry and invests in the future of fixed wireless technology. The Company delivers high-quality and affordable broadband access using innovative, proprietary wideband hybrid fiber wireless technology. Active phased arrays are used to amplify wireless signals and optimize service from multiple antennas deployed throughout a region. By using a fixed wireless network, reliance on municipal infrastructure is reduced, extensive installation times are bypassed, and network deployment is increased in comparison to its fiber competitors. Services are provided to customers in the Boston, Los Angeles, New York City, Denver, Washington, D.C. and Columbus metropolitan areas.

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

PIPE Subscription Agreements

On March 29, 2022, the PIPE investors purchased an aggregate of 14,533,334 shares of Class A common stock at $7.50 per share, resulting in aggregate proceeds of $109,000.

Series Z Subscription Agreements

On March 29, 2022, the Series Z investors purchased an aggregate of 4,133,333 shares of Series Z Preferred Stock at $7.50 per share, resulting in aggregate proceeds of $31,000.

Recapitalization

On the closing date of the Acquisition Merger and immediately prior to the effective time of the Acquisition Merger, (a) each then-outstanding share of Starry Preferred Stock (excluding the Series Z Preferred Stock, par value $0.001 per share) automatically converted into a number of shares of Old Starry common stock, par value $0.001 per share, on a 1-for-1 basis; and (b) each then-outstanding and unexercised warrant of Starry (the “Starry Warrants” - see Note 9) were automatically exercised in exchange for shares of Old Starry common stock (collectively, the "Conversion").

At the effective time of the Acquisition Merger, pursuant to the Acquisition Merger: (a) each then-outstanding share of Old Starry common stock, including shares of Old Starry common stock resulting from the Conversion, were canceled and automatically converted into (i) with respect to the Company's Chief Executive Officer and founder, 9,268,335 shares of Class X common stock, par value $0.0001 per share and (ii) with respect to any other persons who held Old Starry common stock, the number of shares of Class A common stock, par value $0.0001 per share, equal to the exchange ratio of 0.1841; (b) each share of Series Z Preferred Stock automatically converted into Class A common stock on a one-to-one basis; (c) each outstanding and unexercised option to acquire shares of Old Starry common stock (an “Old Starry Option”) was converted into an option to acquire shares of Class A common stock (a “Starry Option”), on the same terms and conditions as were applicable to such Old Starry Option, based on the 0.1841 exchange ratio; and (d) each outstanding award of restricted stock units of Old Starry (an “Old Starry RSU Award”) was converted into an award covering shares of Class A common stock (a “Starry RSU Award”), on the same terms and conditions as were applicable to such Old Starry RSU Award, based on the 0.1841 exchange ratio.

The following summarizes the shares of Class A common stock and Class X common stock issued and outstanding immediately after the Business Combination as of March 29, 2022:

Starry equity holders (1)	140,062,611	86%
FirstMark founder shares (2) (3)	2,677,500	2%
FirstMark public stockholders (3)	4,921,551	3%
PIPE Investors (3)	14,533,334	9%
Starry common stock immediately after the Business Combination	162,194,996	100%

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

The Company incurred $17,532 of transaction costs (net of $967 transaction costs incurred and paid by FirstMark prior to the close of the Business Combination for a total of $18,499 combined company transaction costs), consisting of banking, legal, and other professional fees, of which $17,218 was netted out of proceeds and recorded in additional paid-in capital ("APIC") and the remaining $314 was allocated to warrants and earnout liability instruments. The Company also incurred $0 and $2,973 in one-time incentive payment transaction costs and legal expenses that were recorded in selling, general and administrative expenses in the condensed consolidated statements of operations for the three and six months ended June 30, 2022, respectively.

In aggregate the amount recorded in APIC was $110,930 as shown below:

Cash - FirstMark trust and cash	$36,282
Cash - PIPE investors (including Series Z)	140,000
Gross proceeds	176,282
Less: transaction costs paid during the period	(15,743)
Net proceeds from the Business Combination	160,539
Less: Series Z Preferred Stock (1)	(31,000)
Less: warrant liabilities issued	(15,697)
Less: repayment of note assumed in the Business Combination	(1,200)
Less: net transaction costs reclassed to equity, including accrued transaction costs at June 30, 2022	(1,475)
Less: issuance of non-redemption shares	(42)
Less: net liabilities assumed from the Business Combination	(195)
Business Combination, net of transaction costs and assumed liabilities on the Statement of Changes in Stockholders' Equity (Deficit)	$110,930

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

Note 2. Basis of presentation and summary of significant accounting policies

Basis of presentation and principles of consolidation: The accompanying condensed consolidated financial statements are unaudited. These financial statements and notes should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021 and related notes, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K ("Annual Report") filed with the Securities and Exchange Commission ("SEC") on March 31, 2022 (except with respect to the audited financial statements included therein and superseded by the audited financial statements included in the Company's 424(b)(3) prospectus, dated June 15, 2022, as filed with the SEC on June 16, 2022).

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, except for as described below, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2021 contained in the Company's Annual Report on Form 10-K and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's financial position as of June 30, 2022 and December 31, 2021, results of operations and changes in stockholders' equity (deficit) for the three and six months ended June 30, 2022 and 2021, and cash flows for the six months ended June 30, 2022 and 2021. These interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

During the six months ended June 30, 2022, the Company reevaluated its major asset classes of property and equipment resulting in the reclassification of site acquisition costs to distribution system.

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Accounting Policies: Other than the policies outlined throughout the notes to the accompanying unaudited condensed consolidated financial statements, there have been no significant changes from the significant accounting policies and estimates disclosed in the Company's Annual Report filed with the SEC on March 31, 2022 (except with respect to the audited financial statements included therein and superseded by the audited financial statements included in the Company's 424(b)(3) prospectus, dated June 15, 2022, as filed with the SEC on June 16, 2022).

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

Use of estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses during the reporting period. The Company’s most significant estimates and judgments involve the valuation of share-based compensation, warrants, earnout shares and derivative liabilities, the assessment of asset retirement obligations, internal labor capitalization, and impairment assessments. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from management’s estimates if these results differ from historical experience or other assumptions prove not to be substantially accurate, even if such assumptions are reasonable when made.

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

Liabilities measured at fair value on a recurring basis consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Level 1	Level 2	Level 3	Balance
Liabilities:
Warrant Liabilities - Public Warrants	$5,658	$—	$—	$5,658
Warrant Liabilities - Private Warrants	—	2,810	—	2,810
Other Liabilities - Junior Debt Exchange	—	—	5,616	5,616
Earnout Liability - Sponsor Earnout Shares	—	—	9,321	9,321
Total Liabilities:	$5,658	$2,810	$14,937	$23,405

	December 31, 2021
	Level 1	Level 2	Level 3	Balance
Liabilities:
Warrant Liabilities - Starry Warrants	$—	$—	$14,773	$14,773
Total Liabilities:	$—	$—	$14,773	$14,773

The warrant liability for the Public Warrants (see Note 9) as of June 30, 2022 is included within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The Private Warrants (see Note 9) are included within Level 2 of the fair value hierarchy as the Company determined that the Private Warrants are economically equivalent to the Public Warrants and estimated the fair value of the Private Placement Warrants based on the quoted market price of the Public Warrants.

The fair value of the Junior Debt Exchange (see Note 15) was estimated using the Black-Scholes option pricing model for a European put option. The key inputs used in the determination of the fair value included current stock price, volatility and expected term. The initial recognition of the fair value of $1,986 was recorded in other liabilities on the condensed consolidated balance sheet and other income (expense), net on the condensed consolidated statements of operations as the incremental fair value received by the Optionholders (as defined in Note 15) was deemed to be a non-pro rata distribution.

As of June 30, 2022 the fair value of the Junior Debt Exchange was $5,616, compared to $1,986 and $0 as of March 31, 2022 and December 31, 2021. Such fair value increases were $3,630 and $5,616, respectively, for the three and six months ended June 30, 2022 and were recorded in other income (expense), net on the condensed consolidated statements of operations. The Company measured the fair value of the Junior Debt Exchange on June 30, 2022 with the following assumptions:

As of June 30, 2022
Common stock fair value	$4.12
Exercise price	$8.75
Term (in years)	1.65
Volatility	60.00%
Risk-free interest rate	2.88%
Expected dividends	0%

For the valuation of the earnout liability, the fair value was estimated using a Monte-Carlo Simulation in which the fair value was based on the simulated stock price of the Company over the term of the sponsor earnout period. The key inputs used in the determination of the fair value included current stock price, volatility, and expected term. The initial fair value was recorded in APIC within the condensed consolidated statement of stockholders' equity (deficit) upon consummation of the Business Combination on March 29, 2022 and the subsequent fair value adjustments were recorded to other income (expense), net on the condensed consolidated statements of operations for the three and six months ended June 30, 2022.

As of June 30, 2022 the fair value of the earnout liability was $9,321, compared to $20,881 and $26,095 as of March 31, 2022 and March 29, 2022. Such fair value reductions of the earnout liability were $11,560 and $16,774, respectively, for the three and six months ended June 30, 2022 and were recorded in other income (expense), net on the condensed consolidated statements of operations. The Company re-measured the earnout liability to its estimated fair value as of June 30, 2022 using the Monte-Carlo Simulation with the following assumptions:

As of June 30, 2022
Common stock fair value	$4.12
Term (in years)	4.75
Volatility	60.00%
Risk-free interest rate	2.99%
Expected dividends	0%

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

Immediately prior to the settlement of such Starry Warrants in connection with the consummation of the Business Combination, the Company re-measured the warrant liability for Starry Warrants as of March 29, 2022 (the settlement date) and recognized a gain from the fair value adjustment of $2,224 as a component of other income (expense), net on the condensed consolidated statement of operations for the six months ended June 30, 2022.

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

Gift card incentives: The Company uses marketing incentives to solicit potential subscriber interest in the Company’s services, primarily through the issuance of gift cards. Such promotional gift cards represent consideration paid to potential customers in anticipation of a contract. As such, the Company recognizes an asset upon issuance of the gift card that is recognized as a reduction in revenue as the expected services are transferred to the customer over the estimated life of the customer. As of June 30, 2022 and December 31, 2021, the Company recorded $826 and $252, respectively, of such assets in other assets on the consolidated balance sheets and $0.1 million was recognized as a reduction in revenue for both the three and six months ended June 30, 2022 and no amount was recognized for the three and six months ended June 30, 2021.

Unearned revenue: The timing of revenue recognition may not align with the right to invoice the customer. The Company records accounts receivable when it has the unconditional right to issue an invoice and receive payment, regardless of whether revenue has been recognized. If revenue has not yet been recognized, a contract or deposit liability (unearned revenue) is recorded.

Unearned Revenue
Balance, December 31, 2021	$1,630
Change, net	947
Balance, June 30, 2022	$2,577

Note 4. Debt

At June 30, 2022 and December 31, 2021, the carrying value of debt was as follows:

	As of
	June 30, 2022	December 31, 2021
Gross term loans	$224,545	$202,671
Strategic Partner Arrangement (see Note 12)	9,355	5,227
Capital lease obligations	3,071	2,221
	236,971	210,119
Less unamortized debt discount on term loans	(15,441)	(17,019)
Less current portion of debt	(1,861)	(1,504)
Debt, net of current portion	$219,669	$191,596

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

The Term Loans incur interest at a rate equal to the London Interbank Offered Rate (“LIBOR”), subject to a floor of 2.0%, plus an applicable margin of 9.0% (with the interest rate capped at 13.25% per annum) and such interest is accrued on a quarterly basis. Such interest rates were 11.0% as of June 30, 2022 and December 31, 2021. As allowed in the Starry Credit Agreement, the Company has elected to pay the interest accrued on an in-kind basis by increasing the principal balance outstanding. For the three months ended June 30, 2022 and 2021, the Company incurred $6,065, and $4,139, respectively, of paid-in-kind interest on the Term Loans. For the six months ended June 30, 2022 and 2021, the Company incurred $11,874 and $8,124, respectively, of paid-in-kind interest on the

Term Loans. Paid-in-kind interest is reflected as a component of the carrying value of the Term Loans as the payment of such interest would occur upon the settlement of the Term Loans.

The principal balance is payable in its entirety at maturity in February 2024. The Company may prepay the Term Loans, in whole or in part, at any time, subject to a premium. In addition, the lenders can require prepayment in certain circumstances, including a change of control, also subject to a premium. As of June 30, 2022, the premium for such prepayment is 5% of the principal if prepaid prior to maturity. A change of control is defined as the acquisition of direct or indirect ownership by a person other than existing stockholders of the Company of fifty percent or more of the voting or equity value of the Company.

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

The Company assessed the embedded features of the Term Loans, including the accelerated repayment (redemption) features and the default rate of interest feature, noting that these features met the definition of a derivative under ASC 815 and were not clearly and closely related to the debt host instrument. The Company is required to remeasure these derivative features to their then fair value at each subsequent reporting period. Based on the probability of prepayment prior to maturity, the repayment feature was ascribed a fair value of $11,464 and $10,412, respectively, as of June 30, 2022 and December 31, 2021, and recorded in other liabilities on the consolidated balance sheets (the "Prepayment Penalty"). The change in fair value of the Prepayment Penalty is based on management’s assumption of the estimated probability that the accelerated repayment would be triggered prior to maturity. As of June 30, 2022, such probability was deemed to be 100% before maturity of the debt. The change in fair value of $0 and $1,052 for the three and six months ended June 30, 2022, respectively, was recorded in other income (expense) on the condensed consolidated statements of operations.

The Company amortizes debt discounts over the term of the Starry Credit Agreement using the effective interest method (based on an effective interest rate of 16.9%, 11.2%, 14.2% and 19.1%, respectively). The amortization recorded for the three and six months ended June 30, 2022 was $1,776 and $3,402, respectively, and is included within interest expense in the condensed consolidated statements of operations. The remaining unamortized debt discount at June 30, 2022 and December 31, 2021 is $15,441 and $17,019, respectively, and is reflected net against debt, net of current portion on the condensed consolidated balance sheets.

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

The total amortization recorded for the 2021 Notes for the six months ended June 30, 2022 and 2021 was $0 and $1,750, respectively, and is included within interest expense in the condensed consolidated statements of operations. For the six months ended June 30, 2022 and 2021, the Company incurred $0 and $246, respectively, of paid-in-kind interest as a component of the carrying value of the 2021 Notes.

On March 31, 2021, the Company completed the initial closing of a new equity financing for its Series E Preferred Stock. As a result of the closing, both the 2020 Notes and 2021 Notes, including accrued cash and paid-in-kind interest, converted to shares of Series E-1 and Series E-2 Preferred Stock respectively (see Note 5). The conversion of the 2020 Notes was treated as a conversion in accordance with the original terms of the 2020 Notes, and as such, carrying value of the 2020 Notes was reclassified to Series E-1 Preferred Stock. The conversion of the 2021 Notes was treated as an extinguishment of the 2021 Notes, with the Series E-2 Preferred Stock being recorded at its fair value (the reacquisition price of the 2021 Notes) and the Company recording a charge to the capital account of $2,791 representing the additional value provided to the holders of the 2021 Notes upon settlement. The Company recorded a loss on extinguishment of $2,361 reflected in the other income (expense), net on the condensed consolidated statement of operations for the six months ended June 30, 2021.

As a result of the 2020 Notes converting into shares of Series E Preferred Stock, the carrying value of the debt discount on the 2020 Notes was reversed and recognized as interest expense in the amount of $971 for the six months ending June 30, 2021.

Note 5. Stockholders’ equity (deficit)

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

In connection with the Business Combination, the Convertible Preferred Stock was retroactively adjusted. As of June 30, 2022, there is no Convertible Preferred Stock authorized, issued or outstanding. The following table summarizes details of Convertible Preferred Stock authorized, issued and outstanding immediately prior to the Business Combination.

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

Preferred stock (subsequent to the Business Combination)

The Company has authorized 10,000,000 shares of preferred stock (the "Preferred Stock"), par value $0.0001, of which none are issued and outstanding at June 30, 2022. Shares of Preferred Stock may be issued from time to time by the board of directors in one or more series, and in connection with the creation of any such series, by adopting a resolution or resolutions providing for the issuance of the shares thereof and by filing a certificate of designation, to determine and fix the number of shares of such series and such voting powers, full or limited, or no voting powers, and such designations, preferences and relative participating, optional or other special rights, and qualifications, limitations or restrictions thereof, including without limitation thereof, dividend rights, conversion rights, redemption privileges and liquidation preferences, and to increase or decrease (but not below the number of shares of such series then outstanding) the number of shares of any series as shall be stated and expressed in such resolutions.

Class A common stock

The Company has authorized 800,000,000 shares of Class A common stock, par value $0.0001, of which 153,393,876 are issued and outstanding at June 30, 2022. Holders of such shares are entitled to one vote for each share of Class A common stock. Such shares confer upon holders the right to receive the payment of dividends when, as and if declared by the Board of Directors, subject to applicable laws and the rights and preferences of any holders of any outstanding series of Preferred Stock.

Class X common stock

The Company has authorized 50,000,000 shares of Class X common stock, par value $0.0001, of which 9,268,335 are issued and outstanding at June 30, 2022 and held solely by the Company's Chief Executive Officer and founder. The holder of such shares is entitled to twenty votes for each share of Class X common stock, until the Sunset Date (defined below), and one vote for each share of Class X common stock from and after the Sunset Date. Such shares confer upon the holder the right to receive the payment of dividends when, as and if declared by the Board of Directors, subject to applicable laws and the rights and preferences of any holders of any outstanding series of Preferred Stock.

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

Non-redemption agreements

Pursuant to the non-redemption agreements entered into with certain accredited investors (the "Non-Redeeming Shareholders") dated March 9, 2022, the Non-Redeeming Shareholders agreed to not redeem a certain number of shares of FirstMark Class A common stock. In connection with these agreements, the Company issued 422,108 shares of additional Class A common stock to the Non-Redeeming Shareholders subsequent to the close of the Business Combination (the "Non-Redemption Shares"). The Company evaluated the Non-Redeeming Shareholders' right to receive the additional shares of Class A common stock and concluded that the Non-Redemption Shares represented a non-pro rata distribution to the Non-Redeeming Shareholders. As a result, the Company recorded $3,888 in other income (expense), net on the condensed consolidated statements of operations and APIC on the condensed consolidated statement of stockholders' equity (deficit).

Note 6. Share-based compensation expense

The Company maintains the Starry, Inc. Amended and Restated 2014 Stock Option and Grant Plan (the “Starry Stock Plan”). The Starry Stock Plan provides our employees (including the named executive officers), consultants, directors and other key persons and those of our any subsidiary the opportunity to participate in the equity appreciation of our business through the receipt of stock options to purchase shares of our common stock, restricted stock and restricted stock units. We believe that such awards encourage a sense of proprietorship and stimulate interest in our development and financial success. The Starry Stock Plan is no longer available for use for the grant of future awards, but will continue to govern the terms of awards that were previously granted and that remain outstanding.

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

The Board of Directors also adopted the Starry Group Holdings, Inc. 2022 Employee Stock Purchase Plan (the “ESPP”) in connection with the Business Combination, under which employees (including named executive officers) may purchase common stock through payroll deductions of up to 20% of their eligible compensation. The ESPP became effective on March 29, 2022 with no activity for the six months ended June 30, 2022.

During the six months ended June 30, 2022, pursuant to the Equity Incentive Plan, the Company granted 8,934,371 restricted stock units ("RSUs") which will vest over a period of four years (the "service-based RSUs"). The estimated grant date fair value of the service-based RSUs granted during the six months ended June 30, 2022 totaled $36,708. As of June 30, 2022, there was approximately $36,670 of unrecognized share-based compensation expense related to the service-based RSUs, which is expected to be recognized over a weighted-average period of 3.8 years.

In May 2021 and September 2021, pursuant to the Starry Stock Plan, the Company granted 736,315 and 82,697 shares of RSUs (the "2021 RSUs"), respectively, to employees in exchange for employment services. The 2021 RSUs have a service condition of 4 years and performance condition that is linked to the occurrence of a liquidity event. The liquidity event requirement was to be satisfied on the first to occur of: (1) the day following the expiration of the lock up period that is in effect following a listing event (defined below), provided that a termination event has not occurred prior to such time and (2) the consummation of a sale event. A listing event was defined as (i) an initial public offering or direct listing of any class of common stock of the Company or any parent or subsidiary or successor of the Company formed for the purpose of effecting such transaction or (ii) a merger (or similar transaction) with a special purpose acquisition company, the result of which is that any class of common stock of the Company or the parent or successor entity of the Company is listed on the New York Stock Exchange, the Nasdaq Stock Market or other securities exchange. The grant-date fair value of the RSUs was $1.47 per share. Due to the consummation of the Business Combination on March 29, 2022, the Company has recognized $4,034 of share-based compensation expense for RSUs since the listing event occurred and the satisfaction of the liquidity event will be achieved solely based on the passage of time (i.e., the expiration of the lock up period). As of June 30, 2022, there was approximately $2,638 of unrecognized share-based compensation expense related to the 2021 RSUs, which is expected to be recognized over a weighted-average period of 1.1 years.

During the six months ended June 30, 2022 and 2021, the Company granted 0 and 5,141,000 options, respectively, to certain employees which will vest over a period of four years. The estimated grant date fair value of the options granted during the six months ended June 30, 2022 and 2021 totaled $0 and $1,927, respectively.

Share-based compensation expense related to stock options for the six months ended June 30, 2022 and 2021 was $627 and $578, respectively, and is included within research and development expense and selling, general and administrative expense on the accompanying condensed consolidated statements of operations. As of June 30, 2022, there was approximately $2,750 of unrecognized compensation cost related to stock options which is expected to be recognized over a weighted-average period of 2.5 years.

Note 7. Property and equipment

Property and equipment consisted of the following at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Distribution system	$170,406	$145,357
Asset retirement obligation	2,387	2,015
Construction in progress	38,847	28,493
Equipment	7,722	6,051
Vehicles	4,207	3,943
Furniture and fixtures	1,335	1,267
Software	3,290	1,452
Leasehold improvements	870	691
	229,064	189,269
Less: accumulated depreciation	(79,579)	(60,250)
Property and equipment, net	$149,485	$129,019

Depreciation expense for the six months ended June 30, 2022 and 2021 totaled approximately $19,645 and $12,973 respectively, and is included within cost of revenues, selling, general and administrative, and research and development expense on the accompanying condensed consolidated statements of operations.

Note 8. Asset retirement obligations

The following table summarizes changes in the Company’s asset retirement obligations for the six months ended June 30, 2022:

Balance, January 1, 2022	$2,387
New asset retirement obligations	372
Accretion expense	144
Balance, June 30, 2022	$2,903

Accretion expense associated with asset retirement obligations for the six months ended June 30, 2022 and 2021 totaled approximately $144 and $89, respectively, and is included within selling, general and administrative expense on the accompanying condensed consolidated statements of operations.

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

On April 25, 2022, the Company issued a notice (the “Warrant Adjustment Notice”) to holders of the Public Warrants, notifying holders of the following adjustments (the “Warrant Adjustments”), effective after the close of trading on April 22, 2022:

•
the adjustment to the warrant price of the Public Warrants from $11.50 per 1.2415 shares to $9.13 per 1.2415 shares of Class A common stock;
•
the adjustment of the $18.00 per share redemption trigger price to $14.29 per share of Class A common stock; and
•
the adjustment of the $10.00 per share redemption trigger price to $7.94 per share of Class A common stock (representing the Market Value).

The Warrant Adjustments were required as a result of (i) Starry Group issuing shares of its Class A common stock and securities exchangeable for shares of Class A common stock at an issue price of $7.50 per share for capital raising purposes in connection with the closing the Business Combination, (ii) the aggregate gross proceeds from such issuances representing more than 60% of the total equity proceeds upon completion of the Business Combination (net of redemptions) and (iii) the volume-weighted average trading price of the Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Business Combination was consummated (such price, the “Market Value”) being below $9.20 per share. The Market Value was determined to be $7.94 per share.

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

The Company evaluated the Private Warrants and the Public Warrants and concluded that they do not meet the criteria to be classified within stockholders' equity. The Private Warrants and the Public Warrants both contain settlement provisions that preclude them from meeting the derivative exception of being indexed to the Company's stock. As such, the Company has recorded these warrants as liabilities on the condensed consolidated balance sheet at fair value (see Note 2), with subsequent changes in their respective fair values recognized in the condensed consolidated statements of operations at each reporting date. Upon consummation of the Business Combination on March 29, 2022 the combined fair value of both the Public Warrants and Private Warrants was $15,697 and was recorded in APIC (see Note 1). The remeasurement of such warrants as of June 30, 2022 resulted in decreases of $9,707 and $7,229 in fair value for the three and six months ended June 30, 2022 which the Company recorded in other income (expense), net on the condensed consolidated statements of operations.

Starry Warrants

In connection with entering into the Starry Credit Agreement in February 2019, Old Starry issued the lender warrants to purchase 15,025,563 shares of Old Starry's non-voting common stock. In addition, in connection with Old Starry entering into the Starry Credit Agreement in December 2019, Old Starry issued the new participating lenders warrants to purchase 17,625,662 shares of Old Starry's non-voting common stock. As the Company concluded the warrants were classified in stockholders’ equity, the Company allocated approximately $6,175 and $8,307 in value to the warrant issuances, respectively, on a relative fair value basis and recorded this allocated value as an increase to additional-paid-in capital and as a component of the discount recorded against the outstanding debt (the “2019 Equity Warrants”). On October 6, 2021, certain lenders who held 3,525,132 of such warrants entered into a convertible note subscription agreement in connection with the Merger Agreement, which provided the lenders an exchange right to net cash settle the outstanding warrants. The Company re-assessed the classification of such warrants due to the exchange right and recorded a reclassification of $6,345 from additional-paid-in capital to warrant liabilities as of December 31, 2021 (the “2019 Liability Warrants”, and together with the remaining 2019 Equity Warrants, the “2019 Warrants”).

In conjunction with the Fifth Amendment, Old Starry entered into a warrant purchase agreement as of October 6, 2021. Old Starry issued to the lenders warrants to purchase 11,509,673 shares of Old Starry's non-voting common stock valued at $6,733 (“Initial Tranche C Warrants”) and contingently issuable warrants to purchase 2,896,992 shares of Old Starry's non-voting common stock valued at $1,695 (“Delayed Draw Tranche C Warrants”) (together, the “Tranche C Warrants”, and collectively with the 2019 Warrants, the “Starry Warrants”). The Company concluded the Tranche C Warrants were liability classified and recorded the fair value as an increase to warrant liabilities and as a component of the discount recorded against the outstanding debt (for the Initial Tranche C Warrants) and deferred costs (for the Delayed Draw Tranche C Warrants) as the Delayed Draw Tranche C Loan was not

outstanding as of December 31, 2021. On January 11, 2022, the Delayed Draw Tranche C Warrants were reclassified from deferred costs to a component of the discount recorded against the outstanding debt upon the draw down of the Delayed Draw Tranche C Loan.

On March 29, 2022, such Starry Warrants were net exercised in connection with the Business Combination (see Note 1). Immediately prior to being net exercised, the liability-classified Starry Warrants were adjusted to fair value prior to reclassification to APIC (see Note 2).

Earnout Shares

Following the Business Combination, 4,128,113 shares of Class A common stock held by certain former equity holders of FirstMark are subject to vesting and forfeiture conditions (the "Earnout Shares"). Of the 4,128,113 Earnout Shares, 2,224,167 shares will vest at such time as a $12.50 stock price level is achieved, 951,973 shares will vest at such time as a $15.00 stock price level is achieved and 951,973 shares will vest at such time as a $17.50 stock price level is achieved, in each case, on or before the fifth anniversary of the consummation of the Business Combination. The "stock price level" will be considered achieved only (a) when the closing price of a share of Class A common stock on the NYSE is greater than or equal to the applicable price for any 20 trading days within a 30 trading day period or (b) the price per share of Class A common stock paid in certain change of control transactions following the consummation of the Business Combination is greater than or equal to the applicable price. Earnout Shares subject to vesting pursuant to the above terms that do not vest in accordance with such terms shall be forfeited and cancelled for no consideration. The Earnout Shares are not redeemable. The Earnout Shares will be considered outstanding for legal purposes prior to the achievement of the vesting conditions but will not be considered outstanding for accounting purposes until such vesting conditions are achieved. As the vesting event has not yet been achieved, these shares of Class A common stock are treated as contingently recallable and have been excluded from the denominator for the purposes of calculating basic and diluted net loss per share (see Note 13).

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

Note 10. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Accrued compensation and benefits	$5,004	$4,773
Accrued sales and use tax	7,101	5,860
Accrued purchases of property and equipment	4,304	3,339
Accrued transaction costs	813	3,693
Other	6,659	5,512
Total	$23,881	$23,177

Note 11. Income taxes

During the six months ended June 30, 2022 and 2021, the Company recorded no income tax provision for federal or state income taxes. The Company maintained a full valuation allowance on its net deferred tax assets for the six months ended June 30, 2022 and 2021, due to uncertainty regarding future taxable income.

Note 12. Commitments and contingencies

2020 Strategic Partner Arrangement: In June 2020, the Company entered into a 10-year arrangement with AEPV (the "Strategic Partner Arrangement") to jointly deploy a fixed wireless broadband network in a new market. AEPV has agreed to fund the equipment necessary to deliver the service in exchange for a revenue sharing arrangement whereby they will be entitled to a percentage of revenue earned by the Company in the new market. Pursuant to the arrangement, the Company will sell in exchange for cash consideration the equipment to AEPV and lease the equipment back. The seller-financing portion of the transaction created a form of continuing involvement which precludes sale-leaseback accounting until the related amounts due are paid in full. Accordingly, the Company accounted for the sale-leaseback as a financing transaction with AEPV, with the equipment remaining on the Company's books at its then carrying value, the net cash proceeds received being reflected as a financing obligation, and the expected future payments under the revenue sharing agreement to the third party being treated as debt service applied to interest and principal over the initial 10-year term. The discount rate is calculated based on expected future payments under the revenue sharing agreement. AEPV has the right to terminate the arrangement for any reason no earlier than June 2023. In the event of an early termination, the Company is required to repurchase the equipment at a repurchase price equal to the net book value of the equipment as reflected on the third party’s balance sheet at the time of termination. The Company has made an accounting policy election to use the prospective method to account for changes in actual or estimated cash flows related to the debt service.

As of June 30, 2022, the financing obligation was $9,355, of which $679 and $8,676 was included in the current and non-current portion of debt, respectively, on the condensed consolidated balance sheet. As of June 30, 2022, $223 of reimbursable expenses is owed by the third party and is included in prepaid expenses and other current assets on the condensed consolidated balance sheet.

Operating leases: The Company has operating leases for its corporate offices and other facilities, roof rights, equipment leases and fiber networks under various non-cancelable agreements. Total rent expense for the six months ended June 30, 2022 and 2021 was $8,281 and $4,467, respectively.

Purchase Commitments: The Company entered into non-cancelable purchase commitments with various contract manufacturers during the six months ended June 30, 2022 to purchase items to be installed in the Company’s distribution system. As of June 30, 2022, these purchase commitments totaled $42,390.

Advance deposit payments: The Company’s contractual commitments include an advance deposit payment received from a customer for the build out of a network in an underserved location. In the event the Company does not fulfill the obligation to construct the network such deposit is required to be refunded to the customer. As of June 30, 2022 and December 31, 2021, such deposit payment totaled $2,000 and was recorded in other liabilities.

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

The following table sets forth the computation of the basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(36,307)	$(38,554)	$(89,940)	$(79,600)
Denominator:
Weighted average shares outstanding, basic and diluted	162,423,594	36,410,177	102,357,494	36,325,426
Basic and diluted earnings per share:
Class A common stock	$(0.22)	$(1.06)	$(0.88)	$(2.19)
Class X common stock	$(0.22)	$(1.06)	$(0.88)	$(2.19)

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

Note 14. Supplemental cash flow information

The following tables provides a reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheets as of June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Cash and cash equivalents	$99,682	$84,820
Restricted cash	—	30
Restricted cash included in restricted cash and other assets	1,378	1,127
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$101,060	$85,977

The following table provides supplemental cash flow information for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Cash paid for interest	$121	$67
Cash paid for taxes	$—	$—

The following table provides supplemental disclosures of noncash investing and financing activities for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Purchases of property and equipment included within accounts payable and accrued expenses and other current liabilities	$13,147	$9,855
Unpaid deferred transaction costs included within accounts payable and accrued expenses	$813	$—
Property and equipment acquired through capital lease obligations	$1,432	$386
Asset retirement obligations associated with deployed equipment	$372	$370
Conversion of convertible notes to Series E Preferred Stock	$—	$45,584

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

The Company assessed the embedded conversion features within such Shares and determined that the Junior Debt Exchange, which provides the Optionholders with the right to force a cash redemption prior to any Refinancing event, met the definition of a derivative under ASC 815 and would require separate accounting from the Shares. The Company estimated the fair value of the Junior Debt Exchange based on a Black-Scholes option pricing model (see Note 2) and recorded $5,616 in other liabilities on the condensed consolidated balance sheet as of June 30, 2022 with the offset recorded in other income (expense), net on the condensed consolidated statement of operations for the six months ended June 30, 2022.

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

Note 16. Subsequent events

The Company evaluated all events or transactions that occurred after June 30, 2022 through August 12, 2022, the date the condensed consolidated financial statements were available to be issued.

Executive RSUs

On July 1, 2022, the Company granted 1,247,001 RSUs to certain executives with a total fair value of $5,474 based on the Company's Class A common stock market price of $4.39 on the grant date. Such RSUs vest over a four year service period.

Common Stock Purchase Agreement

On August 8, 2022, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”), each with CF Principal Investments LLC (“CFPI”), an entity affiliated with Cantor Fitzgerald & Co. relating to a committed equity facility (the “Facility”). Pursuant to the Purchase Agreement, the Company has the right from time to time, at its option, to sell to CFPI up to the lesser of (i) $100.0 million (the “Total Commitment”) in aggregate gross purchase price of newly issued shares of the Company’s Class A common stock, par value $0.0001 per share (the “Common Stock”), and (ii) the Exchange Cap, defined as 33,344,035 shares of common stock, which is equal to 19.99% of the voting power or number of shares of the Company’s total capital stock issued and outstanding immediately prior to the execution of the Purchase Agreement, subject to certain conditions and limitations set forth in the Purchase Agreement.

Sales of Common Stock to CFPI under the Purchase Agreement, and the timing of any sales, will be determined by the Company from time to time in its sole discretion and will depend on a variety of factors, including, among other things, market conditions and the trading price of the Common Stock. The net proceeds from any sales under the Purchase Agreement will depend on the frequency with, and prices at, which the shares of Common Stock are sold to CFPI. The Company expects to use the proceeds from any sales under the Purchase Agreement for working capital and general corporate purposes.

As consideration for CFPI’s commitment to purchase shares of Common Stock at the Company’s direction upon the terms and subject to the conditions set forth in the Purchase Agreement, the Company has agreed to issue shares of Common Stock in an amount equal to $1.0 million based on the closing price of the Common Stock on the New York Stock Exchange on the Upfront Determination Date (as defined in the Purchase Agreement).

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

Since our inception, we have developed the technology, optimized the unit economics, acquired spectrum and deployed our network and acquired subscribers in the Boston, Los Angeles, New York City, Denver, Washington, D.C. and Columbus metropolitan areas.

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

Network Deployment

We have deployed our fixed wireless network in six markets to date, covering approximately 5.7 million households by the end of the second quarter of 2022. The number of markets that we anticipate launching per year is variable and depends on our capital allocation strategy; the competitive environment for internet services nationally, regionally, and locally at a point in time; government obligations, including our obligations under the Rural Digital Opportunity Fund ("RDOF") and any additional subsidy programs in which we might participate; new partnerships and other factors. We anticipate launching our network in one to six or more markets per year over the near to medium term.

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

In order to effectively manage supply chain to help meet product demand, we had $3.7 million in prepaid inventory parts and equipment as of June 30, 2022 recorded in prepaid expenses and other current assets on the condensed consolidated balance sheet.

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

Other income (expense), net

Other income (expense), net consists primarily of the fair value adjustments related to our derivative liabilities, earnout liabilities, warrant liabilities and losses on extinguishment of debt, partially offset by interest income earned on our interest-bearing accounts.

Results of Operations

Comparison of the three months ended June 30, 2022 and 2021

The following table summarizes our results of operations on a consolidated basis for the three months ended June 30, 2022 and 2021 (in thousands, except shares and per share data):

	Three Months Ended June 30,		$	%
	2022	2021	Change	Change
Revenues	$7,754	$5,091	$2,663	52.3%
Cost of revenues	(20,725)	(13,318)	(7,407)	55.6%
Gross loss	(12,971)	(8,227)	(4,744)	57.7%
Operating expenses:
Selling, general and administrative	(25,128)	(16,028)	(9,100)	56.8%
Research and development	(7,810)	(6,476)	(1,334)	20.6%
Total operating expenses	(32,938)	(22,504)	(10,434)	46.4%
Loss from operations	(45,909)	(30,731)	(15,178)	49.4%
Other income (expense):
Interest expense	(8,038)	(4,926)	(3,112)	63.2%
Other income (expense), net	17,640	(2,897)	20,537	708.9%

Total other income (expense)	9,602	(7,823)	17,425	222.7%
Net loss	(36,307)	(38,554)	2,247	(5.8)%
Net loss per share of common stock, basic and diluted	$(0.22)	$(1.06)	$0.84	(79.2)%
Weighted-average shares outstanding, basic and diluted	162,423,594	36,410,177	126,013,418	346.1%

Revenues

Revenues grew by $2.7 million, or 52.3%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, as a result of an increase in our customer relationships from 47,786 to 80,950, partially offset by a decline in ARPU. The increase in our customer relationships is primarily driven by customer acquisition on our deployed network and incremental network expansion.

Cost of revenues

Cost of revenues increased by $7.4 million, or 55.6%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to an increase of $3.2 million in deployed equipment depreciation related to our network expansion, with the remainder predominantly due to headcount related expenses and network service costs.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $9.1 million, or 56.8%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily driven by increases of $3.5 million in headcount related expenses, $1.1 million in legal and accounting professional services primarily associated with transaction-related costs and public company costs, $1.3 million in business insurance and $1.1 million in software subscription expenses.

Research and development expenses

Research and development expenses increased by $1.3 million, or 20.6%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily driven by increases of $0.9 million in headcount related expenses to support the development of our network and development of next generation equipment.

Interest expense

Interest expense increased by $3.1 million, or 63.2%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily driven by an increase in paid-in-kind interest expense of $1.9 million incurred on the Starry Credit Agreement (as defined below) and amortization of debt discounts of $1.0 million.

Other income (expense), net

Total other income (expense), net increased by $20.5 million to other income of $17.6 million for the three months ended June 30, 2022, compared to other expense of $2.9 million for the three months ended June 30, 2021, primarily driven by the fair value adjustments related to derivative liabilities. Such adjustments for the three months ended June 30, 2022 included a $11.6 million gain on change in fair value of Earnout Shares and a $9.7 million gain on change in fair value of Common Stock Warrants, partially offset by a $3.6 million loss on change in fair value of the Junior Debt Exchange. See "Note 2 — Basis of presentation and summary of significant accounting policies" and “Note 4 — Warrants and earnout shares” in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Net Loss

Net loss decreased by $2.2 million, or 5.8%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily driven by the factors described above.

Comparison of the six months ended June 30, 2022 and 2021

The following table summarizes our results of operations on a consolidated basis for the six months ended June 30, 2022 and 2021 (in thousands, except shares and per share data):

	Six Months Ended June 30,		$	%
	2022	2021	Change	Change
Revenues	$15,124	$9,614	$5,510	57.3%
Cost of revenues	(38,916)	(25,822)	(13,094)	50.7%
Gross loss	(23,792)	(16,208)	(7,584)	46.8%
Operating expenses:
Selling, general and administrative	(50,218)	(30,238)	(19,980)	66.1%
Research and development	(16,037)	(12,418)	(3,619)	29.1%
Total operating expenses	(66,255)	(42,656)	(23,599)	55.3%
Loss from operations	(90,047)	(58,864)	(31,183)	53.0%
Other income (expense):
Interest expense	(15,568)	(12,581)	(2,987)	23.7%
Other income (expense), net	15,675	(8,155)	23,830	292.2%

Total other income (expense)	107	(20,736)	20,843	100.5%
Net loss	(89,940)	(79,600)	(10,340)	13.0%
Net loss per share of common stock, basic and diluted	$(0.88)	$(2.19)	$1.31	(59.8)%
Weighted-average shares outstanding, basic and diluted	102,357,494	36,325,426	66,032,069	181.8%

Revenues

Revenues grew by $5.5 million, or 57.3%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, as a result of an increase in our customer relationships from 47,786 to 80,950, partially offset by a decline in ARPU. The increase in our customer relationships is primarily driven by customer acquisition on our deployed network and incremental network expansion.

Cost of revenues

Cost of revenues increased by $13.1 million, or 50.7%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to an increase of $6.2 million in deployed equipment depreciation related to our network expansion, with the remainder predominantly due to headcount related expenses and network service costs.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $20.0 million, or 66.1%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily driven by increases of $10.4 million in headcount related expenses including $2.7 million in one-time deal incentive payments related to the Business Combination and $2.9 million in stock-based compensation predominantly due to RSUs for which the related performance condition was met upon consummation of the Business Combination, $2.2 million in legal and accounting professional services primarily associated with transaction-related costs and public company costs, $1.4 million in business insurance and $2.2 million in software subscription expenses.

Research and development expenses

Research and development expenses increased by $3.6 million, or 29.1%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily driven by increases of $2.9 million in headcount related expenses to support the development of our network and development of next generation equipment, including $1.3 million in stock-based compensation predominantly due to RSUs for which the related performance condition was met upon consummation of the Business Combination.

Interest expense

Interest expense increased by $3.0 million, or 23.7%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily driven by an increase in paid-in-kind interest expense of $3.7 million incurred on the Starry Credit Agreement (as defined below) and amortization of debt discounts of $2.0 million, partially offset by a decrease in amortization of $2.7 million and interest expense of $0.2 million related to the beneficial conversion feature on the 2020 Notes and the 2021 Notes (each as defined in “Note 4 — Debt” in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) that settled in the first quarter 2021.

Other income (expense), net

Total other income (expense), net increased by $23.8 million to other income of $15.7 million for the six months ended June 30, 2022, compared to other expense of $8.2 million for the six months ended June 30, 2021, primarily driven by the $2.4 million loss on extinguishment of debt during the six months ended June 30, 2021 with no corresponding debt extinguishment during the six months ended June 30, 2022, the recognition of $3.9 million in distributions to Non-Redeeming Shareholders, and the fair value adjustments related to derivative liabilities. Such adjustments for the six months ended June 30, 2022 included a $16.8 million gain on change in fair value of Earnout Shares, a $2.2 million gain on change in fair value of liability-classified Starry Warrants and a $7.2 million gain on change in fair value of Common Stock Warrants, partially offset by a $5.6 million loss on the recognition and change in fair value of the Junior Debt Exchange and a $1.0 million loss on change in fair value of the Prepayment Penalty. See "Note 2 — Basis of presentation and summary of significant accounting policies" and “Note 4 — Warrants and earnout shares” in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Net Loss

Net loss increased by $10.3 million, or 13.0%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily driven by the factors described above.

Key Business Metrics and Non-GAAP Financial Measures

We use the following metrics to evaluate our performance, identify trends, formulate financial projections, and make strategic decisions. We believe that these metrics provide useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management team.

The following tables summarize our key business metrics and non-GAAP financial measures for the periods indicated:

	As of June 30,
	2022	2021
Addressable Households	9,691,029	9,691,029
Homes Serviceable	5,650,103	4,724,080
Customer Relationships	80,950	47,786
Penetration of Homes Serviceable	1.43%	1.01%

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue (000s)	$7,754	$5,091	$15,124	$9,614
Average Revenue Per User (“ARPU”)	$33.96	$38.00	$34.96	$38.95
Net Loss (000s)	$(36,307)	$(38,554)	$(89,940)	$(79,600)
Net Loss margin	(468)%	(757)%	(595)%	(828)%
Adjusted EBITDA (000s)	$(33,850)	$(23,493)	$(61,662)	$(45,311)
Adjusted EBITDA margin	(437)%	(461)%	(408)%	(471)%

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

Addressable Households remained unchanged from June 30, 2021 to June 30, 2022 because we did not add new markets during the period and continued to expand within the existing markets we serve by deploying incremental network assets.

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

Homes Serviceable as of June 30, 2022 increased by 0.9 million, or 19.6%, in comparison to June 30, 2021. This increase was primarily due to the deployment of incremental network assets within the markets that we serve.

Customer Relationships

Customer Relationships include customers who have signed up for a service and all units that are billed under our bulk billing arrangements where a building owner, association, or other third-party is invoiced for a specific number of units within multiple dwelling unit buildings. Customer Relationships include Starry internet service, currently our only service, and will include unique relationships for small and medium size business service, voice service, and potentially other services in the future. Such relationships also include pending customers that have signed up for service that has not yet been installed.

Customer Relationships increased by 33.2 thousand, or 69.4%, as of June 30, 2022 in comparison to June 30, 2021. This increase was primarily due to new customers signing up for our services and to a lesser extent driven by additional bulk billing arrangements for such services sold to third parties who manage or own multifamily dwelling unit buildings.

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

ARPU decreased by $4.0, or 10.6%, and $4.0, or 10.2%, for the three and six months ended June 30, 2022, respectively, in comparison to the three and six months ended June 30, 2021 primarily due to the use of customer promotional plans to increase penetration in the markets that we serve.

Adjusted EBITDA and Adjusted EBITDA margin

Adjusted EBITDA is a non-GAAP financial measure and is defined as Net Loss, adjusted to exclude interest, tax, depreciation and amortization expense, unusual or non-recurring items, non-cash items and other items that are not indicative of ongoing operations (including one-time transaction related expenses, stock-based compensation expenses, loss on extinguishment of debt, the fair value adjustment of derivative liabilities and recognition of distributions to non-redeeming shareholders). We define Adjusted EBITDA margin as Adjusted EBITDA divided by revenue. Adjusted EBITDA and Adjusted EBITDA margin are frequently used by management, research analysts, investors and other interested parties to evaluate companies. We believe that these measures are helpful in highlighting trends in our operating results because they exclude the impact of items that are outside the control of management or not reflective of our ongoing operations and performance.

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

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2022		2021		2022		2021
Net Loss ($) and Net Loss margin (%)	$(36,307)	(468%)	$(38,554)	(757%)	$(89,940)	(595%)	$(79,600)	(828%)
Adjustments:
Add: Interest expense, net	8,033	104%	4,927	97%	15,563	103%	12,581	131%
Add: Depreciation and amortization expense	10,313	133%	6,878	135%	19,645	130%	12,973	135%
Add: Non-recurring transaction related expenses (1)	755	10%	—	—	4,042	27%	—	—
(Subtract)/Add: (Gain)/loss on fair value adjustment of derivative liabilities	(17,636)	(227)%	2,898	57%	(19,559)	(129)%	5,796	60%
Add: Recognition of distribution to non-redeeming shareholders	—	—	—	—	3,888	26%	—	—
Add: Loss on extinguishment of debt	—	—	—	—	—	—	2,361	25%
Add: Stock-based compensation	992	13%	358	7%	4,699	31%	578	6%
Adjusted EBITDA ($) and Adjusted EBITDA margin (%)	$(33,850)	(437%)	$(23,493)	(461%)	$(61,662)	(408%)	$(45,311)	(471%)

(1) We add back expenses that are related to transactions that occurred during the period that are expected to be non-recurring, including mergers and acquisitions and financings. Generally such expenses are included within selling, general and administrative expense in the condensed consolidated statements of operations. For the six months ended June 30, 2022, such transactions comprised of the Business Combination, the sale of the PIPE shares, the sale of the Series Z Preferred Stock shares, the registration for resale of both Class A common stock and private placement warrants as well as other financing costs.

Liquidity and Capital Resources

Overview

We are an early-stage growth company and have generated losses and negative cash flows from operating activities since inception. Our principal sources of liquidity have been generated through a combination of cash flows from borrowings and the issuances of equity. We expect that our primary ongoing requirements for cash will be used to execute on our strategic initiatives through (i) investing in our technology, (ii) expanding our domestic footprint and (iii) hiring personnel. We require additional capital investment to execute the strategic business plan to grow our subscriber base in existing markets from already-deployed network assets and launch services in new markets. Management plans to raise additional capital through a combination of potential options, including but not limited to, equity and debt financings.

Additional equity financing may not be available on favorable terms and could be dilutive to current stockholders. Debt financing, if available, may involve restrictive covenants and dilutive financing instruments.

Our ability to access capital when needed is not assured and, if capital is not available to us when, and in the amounts needed, we could be required to delay, scale back or abandon some or all of our expansion efforts and other operations, which could materially harm our business, financial condition and results of operations. Because of this uncertainty, there is substantial doubt about our ability to continue as a going concern for at least one year from the date that the unaudited condensed consolidated financial statements were issued.

In March 2022, the Business Combination was consummated, resulting in gross proceeds of $36.3 million, the sale of the PIPE shares was consummated, resulting in gross proceeds of $109.0 million, and the sale of the Series Z Preferred Stock shares was consummated, resulting in gross proceeds of $31.0 million. Total direct and incremental transaction costs were approximately $18.5 million.

As of June 30, 2022 our principal sources of liquidity were cash and cash equivalents of $99.7 million and consist of checking and interest-bearing accounts, of which $15.0 million cannot be accessed in accordance with the Starry Credit Agreement.

Starry Credit Agreement

In February 2019, we entered into a credit agreement among Old Starry, Starry Spectrum Holdings LLC, Starry (MA), Inc., Starry Spectrum LLC, Testco LLC, Widmo Holdings LLC and Vibrant Composites Inc., as borrowers, the lenders party thereto from time to time and ArrowMark Agency Services, LLC, as administrative agent, as amended, restated, amended and restated, supplemented or otherwise modified from time to time (the “Starry Credit Agreement”) to provide a total of $50 million in two separate loan tranches, $27.5 million and $22.5 million, and drew on the full amount of each tranche in February 2019 and June 2019, respectively. In December 2019, we amended the Starry Credit Agreement with a syndicate of lenders, providing for an additional loan tranche of $75 million, which we immediately drew upon in full (collectively, the “2019 Term Loans”).

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

In conjunction with entering into the Tranche C Term Loan, we entered into a Warrant Purchase Agreement as of October 6, 2021 (the “Warrant Purchase Agreement”), and issued to the lenders warrants to purchase 11.5 million shares of Old Starry's non-voting common stock (the “Initial Tranche C Warrants”). Warrants to purchase an additional 2.9 million shares of Old Starry's non-voting common stock were contingently issuable subject to our drawing down on the Delayed Draw Tranche C Loan (the “Delayed Draw Tranche C Warrants,” and together with the Initial Tranche C Warrants, the “Tranche C Warrants”). Upon issuance of such warrants, 25% immediately vested and became exercisable. As the Business Combination closed prior to April 15, 2022, the Tranche C Warrants are exercisable solely with respect to the 25% of the warrant shares that vested immediately upon issuance, whereas the remaining 75% of unvested warrants were forfeited. We determined the fair value per share of Old Starry's non-voting common stock underlying the Tranche C Warrants to be $1.81 per the terms of the Business Combination.

The loans incur interest at a rate equal to the London Interbank Offered Rate ("LIBOR"), subject to a floor of 2.0% plus an applicable margin of 9.0%, capped at 13.25% annually. Pursuant to the Starry Credit Agreement, we elected to pay the accrued interest on an in-kind basis by increasing the principal balance outstanding, payable in its entirety at maturity in February 2024. Outstanding borrowings plus accrued paid-in-kind interest were $224.5 million as of June 30, 2022. As of June 30, 2022, we had deferred financing costs and discounts on warrants on these loans in the amount of $1.9 million and $13.5 million, respectively.

On March 26, 2022, we entered into a Seventh Amendment to the Credit Agreement (the "Seventh Amendment"). The Seventh Amendment amended and restated an affirmative covenant requiring us to provide annual audited financial statements without a “going concern” or like qualification, exception or emphasis. In addition, the Seventh Amendment redefined the term “Change in Control” to exclude the aforementioned Business Combination with respect to contemplating the prepayment penalty. As a result of such amendments, we were in compliance with all bank covenants as of December 31, 2021. Without such amendments we would have been in default and the outstanding long-term debt balance would be payable upon demand. The lender retained all other covenant requirements. As of June 30, 2022, the Company was in compliance with the financial covenants required by the Starry Credit Agreement (see Note 4).

Capital lease obligations

Throughout the period we entered into capital leases for vehicles and equipment with various vendors with payments due monthly extending through 2025. As of June 30, 2022, we owed $3.1 million under such lease obligations.

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

Purchase commitments

Throughout the period we entered into non-cancelable purchase commitments with various contract manufacturers to purchase materials and associated support to maintain and improve our existing distribution system as well as build out new networks and distribution systems. As of June 30, 2022, we had non-cancelable commitments totaling $42.4 million.

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

We incurred a net loss of $89.9 million and $79.6 million for the six months ended June 30, 2022 and 2021. As of June 30, 2022, our current assets were $110.7 million, consisting primarily of cash and cash equivalents of $99.7 million, which are primarily deposited with financial institutions, and our current liabilities were $35.0 million, consisting of accounts payable totaling $6.7 million, accrued expenses and other current liabilities totaling $23.9 million, unearned revenue totaling $2.6 million, and the current portion of our debt totaling $1.9 million.

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

Cash Flows

The following table summarizes our net cash provided by or used in operating activities, investing activities, and financing activities for the periods indicated and should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash provided by (used in)
Operating activities	$(65,516)	$(43,558)
Investing activities	(37,584)	(29,985)
Financing activities	173,398	132,689
Net change in cash and cash equivalents	$70,298	$59,146

Net cash used in operating activities

For the six months ended June 30, 2022, cash flows used in operating activities was $65.5 million. Such cash used primarily related to our net loss of $89.9 million, adjusted for non-cash expenses of $26.1 million, and changes in our working capital accounts of $1.2 million. The adjustments for non-cash expenses primarily include (i) $19.6 million in depreciation, (ii) paid-in-kind interest on the Term Loans, the 2020 Notes, the 2021 Notes and the Strategic Partner Arrangement of $12.1 million, (iii) amortization of debt discount of $3.4 million, (iv) $4.7 million in share-based compensation expense, (v) loss on disposal of property and equipment of $1.4 million, (vi) $0.3 million in transaction costs allocated to derivative liabilities, (vii) accretion of asset retirement obligations of $0.1 million and (viii) $3.9 million in distributions to non-redeeming shareholders, offset by fair value adjustments to derivative liabilities of $19.6 million. The changes in our working capital accounts primarily include (i) $3.5 million increase in prepaid expenses and other current assets, (ii) $0.6 million increase in other assets, (iii) $0.1 million increase in accounts receivable, and (iv) $0.2 million decrease in accounts payable, partially offset by increases of (i) $1.9 million in accrued expenses and other current liabilities and (ii) $0.9 million in unearned revenue.

For the six months ended June 30, 2021, cash flows used in operating activities was $43.6 million. Such cash used primarily related to our net loss of $79.6 million, adjusted for non-cash expenses of $35.5 million, and changes in our working capital accounts of $0.5 million. The adjustments for non-cash expenses primarily include (i) $13.0 million in depreciation, (ii) paid-in-kind interest on the Term Loans, the 2020 Notes, the 2021 Notes and the Strategic Partner Arrangement of $8.4 million, (iii) amortization of debt discount of $3.2 million, (iv) conversion of the convertible debt discount of $1.0 million, (v) loss on extinguishment of debt of $2.4 million, (vi) fair value adjustment of the derivative liability of $5.8 million, (vii) loss on disposal of property and equipment of $1.2 million and (viii) $0.6 million in share-based compensation expense. The changes in our working capital accounts primarily include increases of (i) $2.0 million in other liabilities, (ii) $1.5 million in accrued expenses and other current liabilities and (iii) $0.5 million in unearned revenue, partially offset by (i) $2.1 million increase in prepaid expenses and other current assets, (ii) $0.5 million increase in deferred costs, (iii) $0.1 million increase in accounts receivable, and (iv) $0.8 million decrease in accounts payable.

Net cash used in investing activities

Net cash used in investing activities during the six months ended June 30, 2022 totaled $37.6 million, related to capital expenditures for our distribution system.

Net cash used in investing activities during the six months ended June 30, 2021 totaled $30.0 million, related to capital expenditures for our distribution system.

Net cash provided by financing activities

Net cash provided by financing activities during the six months ended June 30, 2022 totaled $173.4 million, which was primarily driven by $160.5 million in proceeds from the Business Combination, net of transaction costs, $10.0 million in proceeds from the issuance of Term Loans, net of issuance costs, $3.9 million in proceeds from the Strategic Partner Arrangement and $0.8 million in proceeds from the exercise of stock options, offset by $1.2 million in repayments of notes assumed in the Business Combination, $0.6 million in repayments of capital lease obligations and less than $0.1 million in payments of third-party issuance costs.

Net cash provided by financing activities during the six months ended June 30, 2021 totaled $132.7 million, which was driven primarily by the proceeds raised from the issuance of Starry Series E Preferred Stock (inclusive of Starry Series E-1 Preferred Stock,

Starry Series E-2 Preferred Stock and Starry Series E-3 Preferred Stock), net of issuance costs, of $119.9 million, issuance of $11.0 million of the 2021 Notes, proceeds from the Strategic Partner Arrangement of $2.0 million and exercise of stock options of $0.2 million, offset by repayments of capital lease obligations of $0.4 million.

Critical Accounting Policies and Estimates

The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date, as well as the reported expenses incurred during the reporting period. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to our unaudited condensed consolidated financial statements.

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

Redeemable shares

On March 31, 2022, the Company entered into an agreement with certain debt holders who are also shareholders of 1,209,029 shares of Class A common stock. The Company assessed the embedded conversion features and determined that the Junior Debt Exchange met the definition of a derivative under ASC 815 and would require separate accounting from the redeemable shares. As of June 30, 2022, the Company estimated the fair value of the Junior Debt Exchange based on a Black-Scholes option pricing model for a European put option and recorded $5,616 in other liabilities on the condensed consolidated balance sheet with the offset recorded in other income (expense), net on the condensed consolidated statements of operations. The key inputs used in the determination of the fair value included current stock price, volatility and expected term. See "Note 2 — Basis of presentation and summary of significant accounting policies" and "Note 15 — Redeemable shares" in the notes to our unaudited condensed consolidated financial statements for more information regarding the valuation of the Junior Debt Exchange and the redeemable shares.

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

Interest Rate Risk

We hold cash and cash equivalents, including restricted cash, for working capital purposes. As of June 30, 2022, we had a cash balance of $99.7 million (excluding restricted cash), consisting of checking and interest-bearing accounts, which are not significantly affected by changes in the general level of U.S. interest rates due to the short-term holding period of such balances. As a result, we do not have material exposure to interest rate risk with respect to cash and cash equivalents as these are all highly liquid investments with a maturity date of 90 days or less at the time of purchase.

As of June 30, 2022, outstanding borrowings plus accrued paid-in-kind interest pursuant to the Starry Credit Agreement were $224.5 million, which incur interest at a rate equal to LIBOR, subject to a floor of 2.0% plus an applicable margin of 9.0%, capped at 13.25% annually. An immediate 10% change in LIBOR would not have a material impact on our debt-related obligations, financial position or results of operations.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, due to the material weakness described below and referred to in Part II, Item 1A. of this report, our disclosure controls and procedures were not effective as of June 30, 2022. Notwithstanding the material weaknesses, our management has concluded that the financial statements included elsewhere in this report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

Material Weaknesses

In connection with the audits of our audited consolidated financial statements for the year ended December 31, 2021 included in our Annual Report on Form 10-K filed with the SEC on March 31, 2022, we identified material weaknesses in our internal control over financial reporting. The material weaknesses relate to (i) the lack of maintaining a sufficient complement of accounting and financial reporting resources commensurate with our financial reporting requirements, (ii) the lack of maintaining an effective risk assessment process, which led to improperly designed controls, (iii) the lack of maintaining appropriate control activities to support the appropriate segregation of duties over the review of account reconciliations, manual journal entries and rights over access administrative controls and (iv) the failure to document, thoroughly communicate and monitor control processes and relevant accounting policies and procedures.

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

Changes in internal control over financial reporting

Other than as described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal or regulatory proceedings arising in the ordinary course of our business, including intellectual property claims and commercial contract disputes. In addition, with respect to employees and others, we face and could in the future face a wide variety of claims, including discrimination (for example, based on gender, age, race or religious affiliation), sexual harassment, privacy, labor and employment, Employee Retirement Income Security Act and disability claims. Often these cases raise complex factual and legal issues, which are subject to risks and uncertainties and could require significant management time and corporate resources to defend, could result in significant media coverage and negative publicity, and could be harmful to our reputation and our brand. Although the outcome of these and other claims cannot be predicted with certainty, we are not currently a party to any litigation or regulatory proceeding that we expect to have a material adverse effect on our business, results of operations, financial condition or cash flows.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit		Incorporated by Reference				Filed/Furnished Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1†	Agreement and Plan of Merger, dated as of October 6, 2021, as amended, by and among FirstMark Horizon Acquisition Corp., Sirius Merger Sub, Inc., Starry Holdings, Inc. and Starry, Inc.	S-4	333-260847	2.1	February 9, 2022
3.1	Amended and Restated Certificate of Incorporation of Starry Group Holdings, Inc.	10-K	001-41336	3.1	March 31, 2022
3.2	Bylaws of Starry Group Holdings, Inc.	10-K	001-41336	3.2	March 31, 2022
4.1	Warrant Agreement, dated October 8, 2020, between FirstMark Horizon Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-39585	4.1	October 8, 2020
4.2	Warrant Assignment, Assumption and Amendment Agreement, dated March 28, 2022, by and among FirstMark Horizon Acquisition Corp., Starry Group Holdings, Inc., and Continental Stock Transfer & Trust Company	10-K	001-41336	4.2	March 31, 2022
4.3	Specimen Warrant Certificate of Starry Group Holdings, Inc.	10-K	001-41336	4.3	March 31, 2022
4.4	Description of Capital Stock	8-K	001-41336	4.1	April 25, 2022
10.1#	Form of Indemnification Agreement.	10-K	001-41336	10.1	March 31, 2022
10.2	Form of the PIPE Subscription Agreement.	S-4	333-260847	10.3	February 9, 2022
10.3	Form of Amendment and Waiver to PIPE Subscription Agreement	8-K	001-41336	10.2	March 29, 2022
10.4	Form of the Series Z Subscription Agreement.	S-4	333-260847	10.4	February 9, 2022
10.5	Waiver and Amendment to Series Z Subscription Agreement, dated March 28, 2022, by and among Starry, Inc. and certain investors affiliated with FirstMark Horizon Sponsor LLC.	10-K	001-41336	10.5	March 31, 2022
10.6	Series Z Subscription Agreement, dated March 25, 2022, between Starry, Inc. and Tiger Global Private Investment Partners IX, LP	8-K	001-41336	10.5	March 29, 2022
10.7	Sponsor Support Agreement, dated as of October 6, 2021, by and among FirstMark Horizon Sponsor LLC, certain directors of FirstMark Horizon Acquisition Corp., FirstMark Horizon Acquisition Corp., Starry Holdings, Inc. and Starry, Inc.	S-4	333-260847	10.6	February 9, 2022
10.8	Amendment to Sponsor Support Agreement, dated March 28, 2022, by and among FirstMark Horizon Sponsor LLC, certain directors of FirstMark Horizon Acquisition Corp., FirstMark Horizon Acquisition Corp., Starry Group Holdings, Inc., and Starry, Inc.	8-K	001-41336	10.4	March 29,2022

10.9	Amended and Restated Registration Rights Agreement, dated March 28, 2022, by and among Starry Group Holdings, Inc., FirstMark Horizon Acquisition Corp., certain equityholders of FirstMark Horizon Acquisition Corp., and certain equityholders of Starry, Inc.	10-K	001-41336	10.9	March 31, 2022
10.10	Merger Agreement Waiver, dated March 28, 2022, by and among FirstMark Horizon Acquisition Corp., Sirius Merger Sub, Inc., Starry Group Holdings, Inc., and Starry, Inc.	8-K	001-41336	10.1	March 29, 2022
10.11	Form of Non-Redemption Agreement, dated March 9, 2022	10-K	001-41336	10.11	March 31, 2022
10.12	Amended and Restated Credit Agreement, dated December 13, 2019, by and among Starry, Inc., Starry Spectrum Holdings LLC, Starry (MA), Inc., Starry Spectrum LLC, Testco LLC, Widmo Holdings LLC and Vibrant Composites Inc., as borrowers, the lenders party thereto and ArrowMark Agency Services, LLC, as administrative agent	10-K	001-41336	10.12	March 31, 2022
10.13	Sixth Amendment to Credit Agreement, dated as of January 13, 2022	10-K	001-41336	10.13	March 31, 2022
10.14	Seventh Amendment to Credit Agreement, dated as of March 26, 2022	10-K	001-41336	10.14	March 31, 2022
10.15	Common Stock Purchase Agreement, dated August 8, 2022, between Starry Group Holdings, Inc. and CF Principal Investments LLC.	8-K	001-41336	10.1	August 8, 2022
10.16	Registration Rights Agreement, dated August 8, 2022, between Starry Group Holdings, Inc. and CF Principal Investments LLC.	8-K	001-41336	10.2	August 8, 2022
10.17#	Starry, Inc. Amended and Restated 2014 Stock Option and Grant Plan.	S-4	333-260847	10.9	December 20, 2021
10.18#	March 2021 Amendment to the Amended and Restated 2014 Stock Option and Grant Plan.	S-4	333-260847	10.10	December 20, 2021
10.19#	Form of Executive Incentive Stock Option Agreement under the Starry, Inc. Amended and Restated 2014 Stock Option and Grant Plan.	S-4	333-260847	10.11	December 20, 2021
10.20#	Form of Employee Incentive Stock Option Agreement under the Starry, Inc. Amended and Restated 2014 Stock Option and Grant Plan.	S-4	333-260847	10.12	December 20, 2021
10.21#	Form of Restricted Stock Unit Agreement under the Starry, Inc. Amended and Restated 2014 Stock Option and Grant Plan.	S-4	333-260847	10.13	December 20, 2021
10.22#	Starry Group Holdings, Inc. 2022 Equity Incentive Plan.	10-K	001-41336	10.20	March 31, 2022
10.23#	Starry Group Holdings, Inc. 2022 Employee Stock Purchase Plan.	10-K	001-41336	10.21	March 31, 2022
10.24#	Form of Restricted Stock Unit Agreement under the Starry Group Holdings, Inc. 2022 Incentive Award Plan.	8-K	001-41336	10.3	August 8, 2022
10.25†+	Amended and Restated Master Access Agreement, dated May 22, 2018, by and between Starry, Inc. and Related Management Company, L.P.	S-4	333-260847	10.14	December 20, 2021
10.26†+	Amended and Restated Strategic Alliance Agreement, dated May 11, 2021, by and between Starry, Inc. and AEP Ventures, LLC.	S-4	333-260847	10.15	December 20, 2021

10.27†+	Amendment No. 1 to the Amended and Restated Strategic Alliance Agreement, dated September 14, 2021, by and between Starry, Inc. and AEP Ventures, LLC.	S-4	333-260847	10.16	December 20, 2021
10.28†+	Strategic Alliance Agreement, dated March 30, 2021, by and between Starry, Inc. and QSI, Inc.	S-4	333-260847	10.17	December 20, 2021
10.29†+	Manufacturing Services Agreement, dated March 1, 2021, by and between Starry, Inc. and Benchmark Electronics, Inc.	S-4	333-260847	10.18	December 20, 2021
10.30†+	Master Services Agreement, dated December 8, 2021 between Starry, Inc. and Abside Networks, Inc.	S-4	333-260847	10.19	January 14, 2022
10.31†+	Development Agreement, dated August 27, 2021 between Starry, Inc. and Semiconductor Components Industries, LLC.	S-4	333-260847	10.20	January 14, 2022
10.32#	Offer Letter by and between Chaitanya Kanojia and Starry Group Holdings, Inc., dated as of June 10, 2015.	10-K	001-41336	10.29	March 31, 2022
10.33#	Offer Letter by and between Joseph Lipowski and Starry Group Holdings, Inc., dated as of February 24, 2015.	10-K	001-41336	10.30	March 31, 2022
10.34#	Offer Letter by and between Alex Moulle-Berteaux and Starry Group Holdings, Inc., dated as of February 24, 2015.	10-K	001-41336	10.31	March 31, 2022
10.35#	Separation Agreement by and between Gregg Bien and Starry, Inc., dated September 3, 2020.	10-K	001-41336	10.32	March 31, 2022
10.36#	Non-Employee Director Compensation Policy					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Starry Group Holdings, Inc.

Date: August 12, 2022	By:	/s/ Chaitanya Kanojia
Chaitanya Kanojia
Chief Executive Officer

Date: August 12, 2022	By:	/s/ Komal Misra
Komal Misra
Chief Financial Officer