Form 10-Q
period 2022-09-30
Starry Group Holdings, Inc.
filed 2022-11-09
CIK 1884697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 7, 2022, the registrant had 157,843,557 shares of Class A common stock, $0.0001 par value per share, outstanding and 9,268,335 shares of Class X common stock, $0.0001 par value per share, outstanding.

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
•
our ability to realize cost savings and achieve other benefits for our business from our cost-reduction initiatives and the impact of such reductions on our business;
•
our limited remaining available cash and our potential inability to timely secure additional financing or other strategic option on favorable terms, or at all;
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
•
the unavailability, reduction, elimination or adverse application of government subsidies, including the legacy Emergency Broadband Benefit program and its successor Affordable Connectivity Program ("ACP");
•
the success of our marketing efforts and ability to attract customers in a cost-effective manner;
•
our ability to maintain and enhance our reputation and brand and differentiate our offerings from our competitors;
•
the success of our strategic relationships with third parties;

ii

•
our dependence on a limited number of third-party suppliers, manufacturers and licensors to supply some of the hardware and software necessary to provide some of our services, and any disruption in our relationships with these parties;
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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Starry Group Holdings, Inc.

Unaudited Condensed Consolidated Balance Sheets

(Dollar amounts in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$29,381	$29,384
Accounts receivable, net	879	380
Deferred costs	—	7,049
Prepaid expenses and other current assets	12,224	7,079
Total current assets	42,484	43,892
Property and equipment, net	159,536	129,019
Intangible assets	48,463	48,463
Restricted cash and other assets	20,166	1,860
Total assets	$270,649	$223,234
Liabilities, redeemable shares and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$12,414	$6,832
Unearned revenue	1,684	1,630
Current portion of debt	1,981	1,504
Accrued expenses and other current liabilities	33,933	23,177
Total current liabilities	50,012	33,143
Debt, net of current portion	229,203	191,596
Earnout liabilities	1,264	—
Warrant liabilities	2,685	14,773
Asset retirement obligations	3,207	2,387
Other liabilities	23,419	12,412
Total liabilities	309,790	254,311
Commitments and contingencies (Note 12)
Redeemable shares (Note 15)	10,579	—
Stockholders’ (deficit) equity:
Convertible preferred stock (Note 5)	—	453,184
Old Starry common stock; $0.001 par value; 0 and 150,024,203 shares authorized and 0 and 37,178,873 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	4
Class A common stock; $0.0001 par value; 800,000,000 shares authorized; 153,508,201 and 0 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	16	—
Class X common stock; $0.0001 par value; 50,000,000 shares authorized; 9,268,335 and 0 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	1	—
Additional paid-in capital	601,886	17,106
Accumulated deficit	(651,623)	(501,371)
Total stockholders’ (deficit) equity	(49,720)	(31,077)
Total liabilities, redeemable shares and stockholders’ (deficit) equity	$270,649	$223,234

The accompanying notes are an integral part of these consolidated financial statements

Starry Group Holdings, Inc.

Unaudited Condensed Consolidated Statements of Operations

(Dollar amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$7,959	$5,871	$23,083	$15,485
Cost of revenues	(22,641)	(15,784)	(61,557)	(41,606)
Gross loss	(14,682)	(9,913)	(38,474)	(26,121)
Operating expenses:
Selling, general and administrative	(37,857)	(17,170)	(88,075)	(47,408)
Research and development	(9,559)	(7,064)	(25,596)	(19,482)
Total operating expenses	(47,416)	(24,234)	(113,671)	(66,890)
Loss from operations	(62,098)	(34,147)	(152,145)	(93,011)
Other income (expense):
Interest expense	(8,581)	(5,192)	(24,149)	(17,773)
Other income (expense), net	10,367	(436)	26,042	(8,591)
Total other income (expense)	1,786	(5,628)	1,893	(26,364)
Net loss	$(60,312)	$(39,775)	$(150,252)	$(119,375)
Net loss per share of common stock, basic and diluted (Note 13)	$(0.37)	$(1.09)	$(1.22)	$(3.28)
Weighted-average shares outstanding, basic and diluted	162,687,604	36,521,158	122,685,468	36,394,746

The accompanying notes are an integral part of these consolidated financial statements

Starry Group Holdings, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ (Deficit) Equity and Temporary Equity

(Dollar amounts in thousands, except share data)

	Three Months Ended September 30, 2022 and 2021
	Convertible Preferred Stock		Class A Common Stock		Class X Common Stock		Additional	Accumulated	Stockholders’	Temporary Equity
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid-In Capital	Deficit	(Deficit) Equity	Redeemable Shares
Balance at June 30, 2022	—	$—	153,393,876	$16	9,268,335	$1	$597,427	$(591,311)	$6,133	$10,579
Issuance of common stock upon exercise of stock options and public warrants	—	—	115,690	—	—	—	126	—	$126	—
Share-based compensation	—	—	—	—	—	—	4,333	—	$4,333	—
Net loss	—	—	—	—	—	—	—	(60,312)	$(60,312)	—
Balance at September 30, 2022	—	$—	153,509,566	$16	9,268,335	$1	$601,886	$(651,623)	$(49,720)	$10,579

Balance at June 30, 2021	91,628,997	$453,184	36,463,120	$4	—	$—	$22,185	$(414,426)	$60,947	$—
Issuance of common stock upon exercise of stock options	—	—	128,055	—	—	—	127	—	$127	—
Share-based compensation	—	—	—	—	—	—	389	—	$389	—
Net loss	—	—	—	—	—	—	—	(39,775)	$(39,775)	—
Balance at September 30, 2021	91,628,997	$453,184	36,591,175	$4	—	$—	$22,701	$(454,201)	$21,688	$—

	Nine Months Ended September 30, 2022 and 2021
	Convertible Preferred Stock		Class A Common Stock		Class X Common Stock		Additional	Accumulated	Stockholders’	Temporary Equity
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid-In Capital	Deficit	(Deficit) Equity	Redeemable Shares
Balance at December 31, 2021	497,770,570	$453,184	201,972,619	$14	—	$—	$17,096	$(501,371)	$(31,077)	$—
Retroactive application of Business Combination (see Note 1)	(406,141,573)	—	(164,793,746)	(10)	—	—	10	—	—	—
Adjusted balance, beginning of period	91,628,997	$453,184	37,178,873	$4	—	$—	$17,106	$(501,371)	$(31,077)	$—
Conversion of legacy common stock to Class X common stock in connection with the Business Combination	—	—	(9,268,335)	(1)	9,268,335	1	—	—	$—	—
Issuance of Series Z convertible preferred stock in connection with the Business Combination	4,133,333	31,000	—	—	—	—	—	—	$31,000	—
Conversion of convertible preferred stock into common stock in connection with the Business Combination	(95,762,330)	(484,184)	95,762,330	10	—	—	484,174	—	$—	—
Issuance of common stock upon exercise of warrants in connection with the Business Combination	—	—	6,758,512	1	—	—	12,548	—	$12,549	—
Business Combination transaction, net of transaction costs and assumed liabilities	—	—	22,132,385	2	—	—	110,930	—	$110,932	—
Sponsor Earnout Shares liability (see Note 9)	—	—	—	—	—	—	(26,095)	—	$(26,095)	—
Reclassification of redeemable shares from permanent equity to temporary equity (see Note 15)	—	—	—	—	—	—	(10,579)	—	$(10,579)	10,579
Recognition of distribution to non-redeeming shareholders (see Note 5)	—	—	—	—	—	—	3,888	—	$3,888	—
Issuance of common stock upon exercise of stock options and public warrants	—	—	945,801	—	—	—	882	—	$882	—
Share-based compensation	—	—	—	—	—	—	9,032	—	$9,032	—
Net loss	—	—	—	—	—	—	—	(150,252)	$(150,252)	—
Balance at September 30, 2022	—	$—	153,509,566	$16	9,268,335	$1	$601,886	$(651,623)	$(49,720)	$10,579

Balance at December 31, 2020	395,904,883	$287,750	196,415,008	$9	—	$—	$21,384	$(334,826)	$(25,683)	$—
Retroactive application of Business Combination (see Note 1)	(323,027,196)	—	(160,259,173)	(5)	—	—	5	—	$—	—
Adjusted balance, beginning of period	72,877,686	$287,750	36,155,835	$4	—	$—	$21,389	$(334,826)	$(25,683)	$—
Issuance of common stock upon exercise of stock options	—	—	435,340	—	—	—	345	—	$345	—
Issuance of Series E convertible preferred stock, net of issuance costs of $150	13,148,484	119,850	—	—	—	—	—	—	$119,850	—
Conversion of convertible notes payable to Series E convertible preferred stock	5,602,827	45,584	—	—	—	—	—	—	$45,584	—
Share-based compensation	—	—	—	—	—	—	967	—	$967	—
Net loss	—	—	—	—	—	—	—	(119,375)	$(119,375)	—
Balance at September 30, 2021	91,628,997	$453,184	36,591,175	$4	—	$—	$22,701	$(454,201)	$21,688	$—

The accompanying notes are an integral part of these consolidated financial statements

Starry Group Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollar amounts in thousands, except share data)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net loss	$(150,252)	$(119,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	30,849	20,746
Paid-in-kind interest on term loans, convertible notes payable and strategic partner obligations	18,697	12,669
Amortization of debt discount and deferred charges	5,300	3,956
Conversion of debt discount	—	971
Loss on extinguishment of debt	—	2,361
Fair value adjustment of derivative liabilities	(29,926)	6,250
Recognition of distribution to non-redeeming shareholders	3,888	—
Loss on disposal of property and equipment	1,631	1,856
Share-based compensation	9,032	967
Transaction costs allocated to warrants and earnout liability instruments	314	—
Accretion of asset retirement obligations	227	143
Provision for doubtful accounts	35	21
Changes in operating assets and liabilities:
Accounts receivable	(535)	(50)
Prepaid expenses and other current assets	(5,131)	(2,460)
Deferred cost	—	(918)
Other assets	(1,099)	(5)
Accounts payable	3,176	(800)
Unearned revenue	54	411
Accrued expenses and other current liabilities	14,025	3,502
Other liabilities	866	2,145
Net cash used in operating activities	(98,849)	(67,610)
Investing activities:
Purchases of property and equipment	(57,303)	(49,277)
Net cash used in investing activities	(57,303)	(49,277)
Financing activities:
Proceeds from Business Combination, net of transaction costs	160,539	—
Repayment of note assumed in the Business Combination	(1,200)	—
Proceeds from the issuance of convertible notes payable and beneficial conversion feature on convertible notes	—	11,000
Proceeds from Strategic Partner Arrangement	4,178	2,705
Proceeds from exercise of common stock options	872	345
Proceeds from the issuance of Series E Preferred Stock, net of issuance costs	—	119,850
Proceeds from the issuance of term loans, net of issuance costs	10,000	—
Payments of third-party issuance costs in connection with Term Loans	(47)	—
Repayments of capital lease obligations	(986)	(561)
Net cash provided by financing activities	173,356	133,339
Net increase (decrease) in cash and cash equivalents and restricted cash:	17,204	16,452
Cash and cash equivalents and restricted cash, beginning of period	30,762	26,831
Cash and cash equivalents and restricted cash, end of period	$47,966	$43,283

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

(1) Excludes 45,918,159 shares of Class A common stock underlying outstanding stock options and restricted stock units (8,453,533 shares of Class A common stock subsequent to the aforementioned 0.1841 exchange ratio).

(2) Excludes 4,128,113 Earnout Shares subject to forfeiture if certain performance-based vesting conditions are not met (see Note 9).

(3) The FirstMark founder shares, FirstMark public stockholders and PIPE investors are presented combined in the Condensed Consolidated Statements of Stockholders’ (Deficit) Equity on the line item "Business Combination transaction, net of transaction costs and assumed liabilities".

In connection with the Business Combination, the Company raised $176,282 of gross proceeds including $36,282 of cash received from FirstMark and $140,000 of cash received in connection with the PIPE financing and Series Z Preferred Stock financing.

The Company incurred $17,532 of transaction costs (net of $967 transaction costs incurred and paid by FirstMark prior to the close of the Business Combination for a total of $18,499 combined company transaction costs), consisting of banking, legal, and other professional fees, of which $17,218 was netted out of proceeds and recorded in additional paid-in capital ("APIC") and the remaining $314 was allocated to warrants and earnout liability instruments. The Company also incurred $0 and $2,973 in one-time incentive payment transaction costs and legal expenses that were recorded in selling, general and administrative expenses in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022, respectively.

In aggregate the amount recorded in APIC was $110,930 as shown below:

Cash - FirstMark trust and cash	$36,282
Cash - PIPE investors (including Series Z)	140,000
Gross proceeds	176,282
Less: transaction costs paid during the period	(15,743)
Net proceeds from the Business Combination	160,539
Less: Series Z Preferred Stock (1)	(31,000)
Less: warrant liabilities issued	(15,697)
Less: repayment of note assumed in the Business Combination	(1,200)
Less: net transaction costs reclassed to equity, including accrued transaction costs at September 30, 2022	(1,475)
Less: issuance of non-redemption shares	(42)
Less: net liabilities assumed from the Business Combination	(195)
Business Combination, net of transaction costs and assumed liabilities on the Statement of Changes in Stockholders' (Deficit) Equity	$110,930

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

The inherent uncertainties described above may impact the Company’s ability to remain in compliance with financial covenants over the next twelve months. If the Company breaches its financial covenants and fails to secure a waiver or forbearance from the third-party lender, such breach or failure could accelerate the repayment of the outstanding borrowing under the Starry Credit Agreement or the exercise of other rights or remedies the third-party lender may have under applicable law. No assurance can be provided that a waiver or forbearance will be granted or the outstanding borrowing under the Starry Credit Agreement will be successfully refinanced on terms that are acceptable to the Company.

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

On October 19, 2022, the Board of Directors of the Company approved a plan of cost-cutting measures to conserve capital and improve capital runway. These measures include an approximately 50% reduction in workforce, a freeze on hiring and non-essential expenditures, a focus on penetrating the Company’s deployed network and deployed buildings where the Company has already invested capital and withdrawing from participation in the FCC's Rural Digital Opportunity Fund ("RDOF") program. On October 31,

2022, the Company retained PJT Partners to advise the Company and its Board of Directors on mergers and acquisitions, capital raising, and balance sheet solutions.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, except for as described below, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2021 contained in the Company's Annual Report on Form 10-K and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's financial position as of September 30, 2022 and December 31, 2021, results of operations and changes in stockholders' (deficit) equity for the three and nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021. These interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

During 2022, the Company reevaluated its major asset classes of property and equipment resulting in the reclassification of site acquisition costs to distribution system.

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

Liabilities measured at fair value on a recurring basis consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Level 1	Level 2	Level 3	Balance
Liabilities:
Warrant Liabilities - Public Warrants	$1,794	$—	$—	$1,794
Warrant Liabilities - Private Warrants	—	891	—	891
Other Liabilities - Junior Debt Exchange	—	—	8,191	8,191
Earnout Liability - Sponsor Earnout Shares	—	—	1,264	1,264
Total Liabilities:	$1,794	$891	$9,455	$12,140

	December 31, 2021
	Level 1	Level 2	Level 3	Balance
Liabilities:
Warrant Liabilities - Starry Warrants	$—	$—	$14,773	$14,773
Total Liabilities:	$—	$—	$14,773	$14,773

The warrant liability for the Public Warrants (see Note 9) as of September 30, 2022 is included within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The Private Warrants (see Note 9) are included within Level 2 of the fair value hierarchy as the Company determined that the Private Warrants are economically equivalent to the Public Warrants and estimated the fair value of the Private Placement Warrants based on the quoted market price of the Public Warrants.

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

As of September 30, 2022 the fair value of the Junior Debt Exchange was $8,191, compared to $5,616 and $0 as of June 30, 2022 and December 31, 2021. Such fair value increases were $2,575 and $8,191, respectively, for the three and nine months ended September 30, 2022 and were recorded in other income (expense), net on the condensed consolidated statements of operations. The Company measured the fair value of the Junior Debt Exchange on September 30, 2022 with the following assumptions:

As of September 30, 2022
Common stock fair value	$1.49
Exercise price	$8.75
Term (in years)	1.40
Volatility	60.00%
Risk-free interest rate	4.12%
Expected dividends	0%

For the valuation of the earnout liability, the fair value was estimated using a Monte-Carlo Simulation in which the fair value was based on the simulated stock price of the Company over the term of the sponsor earnout period. The key inputs used in the determination of the fair value included current stock price, volatility, and expected term. The initial fair value was recorded in APIC within the condensed consolidated statement of stockholders' (deficit) equity upon consummation of the Business Combination on March 29, 2022 and the subsequent fair value adjustments were recorded to other income (expense), net on the condensed consolidated statements of operations for the three and nine months ended September 30, 2022.

As of September 30, 2022 the fair value of the earnout liability was $1,264, compared to $9,321 and $26,095 as of June 30, 2022 and March 29, 2022. Such fair value reductions of the earnout liability were $8,057 and $24,831, respectively, for the three and nine months ended September 30, 2022 and were recorded in other income (expense), net on the condensed consolidated statements of operations. The Company re-measured the earnout liability to its estimated fair value as of September 30, 2022 using the Monte-Carlo Simulation with the following assumptions:

As of September 30, 2022
Common stock fair value	$1.49
Term (in years)	4.49
Volatility	60.00%
Risk-free interest rate	4.07%
Expected dividends	0%

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

Immediately prior to the settlement of such Starry Warrants in connection with the consummation of the Business Combination, the Company re-measured the warrant liability for Starry Warrants as of March 29, 2022 (the settlement date) and recognized a gain from the fair value adjustment of $2,224 as a component of other income (expense), net on the condensed consolidated statement of operations for the nine months ended September 30, 2022.

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

For individual customers who receive subsidized internet services through the ACP program, the transaction price includes the amounts due from the customer as well as the subsidy amount due from the government.

Gift card incentives: The Company uses marketing incentives to solicit potential subscriber interest in the Company’s services, primarily through the issuance of gift cards. Such promotional gift cards represent consideration paid to potential customers in anticipation of a contract. As such, the Company recognizes an asset upon issuance of the gift card that is recognized as a reduction in revenue as the expected services are transferred to the customer over the estimated life of the customer. As of September 30, 2022 and December 31, 2021, the Company recorded $1,275 and $252, respectively, of such assets in other assets on the condensed consolidated balance sheets and $66 and $180 was recognized as a reduction in revenue for the three and nine months ended September 30, 2022, respectively. No amount was recognized during the three and nine months ended September 30, 2021.

Unearned revenue: The timing of revenue recognition may not align with the right to invoice the customer. The Company records accounts receivable when it has the unconditional right to issue an invoice and receive payment, regardless of whether revenue has been recognized. If revenue has not yet been recognized, a contract or deposit liability (unearned revenue) is recorded.

Unearned Revenue (current and non-current)
Balance, December 31, 2021	$1,630
Change, net	916
Balance, September 30, 2022	$2,546

As of September 30, 2022, $1,684 of unearned revenue is expected to be recognized over the next 12 months, which is recorded in unearned revenue on the condensed consolidated balance sheet, and $862 is expected to be recognized thereafter, which is recorded in other liabilities on the condensed consolidated balance sheet.

Note 4. Debt

At September 30, 2022 and December 31, 2021, the carrying value of debt was as follows:

	As of
	September 30, 2022	December 31, 2021
Gross term loans	$230,974	$202,671
Strategic Partner Arrangement (see Note 12)	9,799	5,227
Capital lease obligations	3,954	2,221
	244,727	210,119
Less unamortized debt discount on term loans	(13,543)	(17,019)
Less current portion of debt	(1,981)	(1,504)
Debt, net of current portion	$229,203	$191,596

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

The Term Loans incur interest at a rate equal to the London Interbank Offered Rate (“LIBOR”), subject to a floor of 2.0%, plus an applicable margin of 9.0% (with the interest rate capped at 13.25% per annum) and such interest is accrued on a quarterly basis. Such interest rates were 12.29% and 11.0% as of September 30, 2022 and December 31, 2021, respectively. As allowed in the Starry Credit Agreement, the Company has elected to pay the interest accrued on an in-kind basis by increasing the principal balance outstanding. For the three months ended September 30, 2022 and 2021, the Company incurred $6,429 and $4,299, respectively, of paid-in-kind interest on the Term Loans. For the nine months ended September 30, 2022 and 2021, the Company incurred $18,303 and $12,423, respectively, of paid-in-kind interest on the Term Loans. Paid-in-kind interest is reflected as a component of the carrying value of the Term Loans as the payment of such interest would occur upon the settlement of the Term Loans.

The principal balance is payable in its entirety at maturity in February 2024. The Company may prepay the Term Loans, in whole or in part, at any time, subject to a premium. In addition, the lenders can require prepayment in certain circumstances, including a change of control, also subject to a premium. As of September 30, 2022, the premium for such prepayment is 5% of the principal if prepaid prior to maturity. A change of control is defined as the acquisition of direct or indirect ownership by a person other than existing stockholders of the Company of fifty percent or more of the voting or equity value of the Company.

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

The Company assessed the embedded features of the Term Loans, including the accelerated repayment (redemption) features and the default rate of interest feature, noting that these features met the definition of a derivative under ASC 815 and were not clearly and closely related to the debt host instrument. The Company is required to remeasure these derivative features to their then fair value at each subsequent reporting period. Based on the probability of prepayment prior to maturity, the repayment feature was ascribed a fair value of $12,361 and $10,412, respectively, as of September 30, 2022 and December 31, 2021, and recorded in other liabilities on the consolidated balance sheets (the "Prepayment Penalty"). The change in fair value of the Prepayment Penalty is based on management’s assumption of the estimated probability that the accelerated repayment would be triggered prior to maturity. As of September 30, 2022, such probability was deemed to be 100% before maturity of the debt. The change in fair value of $897 and $1,949 for the three and nine months ended September 30, 2022, respectively, was recorded in other income (expense) on the condensed consolidated statements of operations.

The Company amortizes debt discounts over the term of the Starry Credit Agreement using the effective interest method. The amortization recorded for the three and nine months ended September 30, 2022 was $1,898 and $5,300, respectively, and is included within interest expense in the condensed consolidated statements of operations. The remaining unamortized debt discount at September 30, 2022 and December 31, 2021 is $13,543 and $17,019, respectively, and is reflected net against debt, net of current portion on the condensed consolidated balance sheets.

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

The total amortization recorded for the 2021 Notes for the nine months ended September 30, 2022 and 2021 was $0 and $1,750, respectively, and is included within interest expense in the condensed consolidated statements of operations. For the nine months ended September 30, 2022 and 2021, the Company incurred $0 and $246, respectively, of paid-in-kind interest as a component of the carrying value of the 2021 Notes.

On March 31, 2021, the Company completed the initial closing of a new equity financing for its Series E Preferred Stock. As a result of the closing, both the 2020 Notes and 2021 Notes, including accrued cash and paid-in-kind interest, converted to shares of Series E-1 and Series E-2 Preferred Stock respectively (see Note 5). The conversion of the 2020 Notes was treated as a conversion in accordance with the original terms of the 2020 Notes, and as such, carrying value of the 2020 Notes was reclassified to Series E-1 Preferred Stock. The conversion of the 2021 Notes was treated as an extinguishment of the 2021 Notes, with the Series E-2 Preferred Stock being recorded at its fair value (the reacquisition price of the 2021 Notes) and the Company recording a charge to the capital account of $2,791 representing the additional value provided to the holders of the 2021 Notes upon settlement. The Company recorded a loss on extinguishment of $2,361 reflected in the other income (expense), net on the condensed consolidated statement of operations for the nine months ended September 30, 2021.

As a result of the 2020 Notes converting into shares of Series E Preferred Stock, the carrying value of the debt discount on the 2020 Notes was reversed and recognized as interest expense in the amount of $971 for the nine months ending September 30, 2021.

Note 5. Stockholders’ (deficit) equity

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

In connection with the Business Combination, the Convertible Preferred Stock was retroactively adjusted. As of September 30, 2022, there is no Convertible Preferred Stock authorized, issued or outstanding. The following table summarizes details of Convertible Preferred Stock authorized, issued and outstanding immediately prior to the Business Combination.

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

Preferred stock (subsequent to the Business Combination)

The Company has authorized 10,000,000 shares of preferred stock (the "Preferred Stock"), par value $0.0001, of which none are issued and outstanding at September 30, 2022. Shares of Preferred Stock may be issued from time to time by the board of directors in one or more series, and in connection with the creation of any such series, by adopting a resolution or resolutions providing for the issuance of the shares thereof and by filing a certificate of designation, to determine and fix the number of shares of such series and such voting powers, full or limited, or no voting powers, and such designations, preferences and relative participating, optional or other special rights, and qualifications, limitations or restrictions thereof, including without limitation thereof, dividend rights, conversion rights, redemption privileges and liquidation preferences, and to increase or decrease (but not below the number of shares of such series then outstanding) the number of shares of any series as shall be stated and expressed in such resolutions.

Class A common stock

The Company has authorized 800,000,000 shares of Class A common stock, par value $0.0001, of which 153,508,201 are issued and outstanding at September 30, 2022. Holders of such shares are entitled to one vote for each share of Class A common stock. Such shares confer upon holders the right to receive the payment of dividends when, as and if declared by the Board of Directors, subject to applicable laws and the rights and preferences of any holders of any outstanding series of Preferred Stock.

Class X common stock

The Company has authorized 50,000,000 shares of Class X common stock, par value $0.0001, of which 9,268,335 are issued and outstanding at September 30, 2022 and held solely by the Company's Chief Executive Officer and founder. The holder of such shares is entitled to twenty votes for each share of Class X common stock, until the Sunset Date (defined below), and one vote for each share of Class X common stock from and after the Sunset Date. Such shares confer upon the holder the right to receive the payment of dividends when, as and if declared by the Board of Directors, subject to applicable laws and the rights and preferences of any holders of any outstanding series of Preferred Stock.

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

Non-redemption agreements

Pursuant to the non-redemption agreements entered into with certain accredited investors (the "Non-Redeeming Shareholders") dated March 9, 2022, the Non-Redeeming Shareholders agreed to not redeem a certain number of shares of FirstMark Class A common stock. In connection with these agreements, the Company issued 422,108 shares of additional Class A common stock to the Non-Redeeming Shareholders subsequent to the close of the Business Combination (the "Non-Redemption Shares"). The Company evaluated the Non-Redeeming Shareholders' right to receive the additional shares of Class A common stock and concluded that the Non-Redemption Shares represented a non-pro rata distribution to the Non-Redeeming Shareholders. As a result, the Company recorded $3,888 in other income (expense), net on the condensed consolidated statements of operations and APIC on the condensed consolidated statement of stockholders' (deficit) equity.

Common Stock Purchase Agreement

On August 8, 2022, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”), each with CF Principal Investments LLC (“CFPI”), an entity affiliated with Cantor Fitzgerald & Co. relating to a committed equity facility (the “Facility”). Pursuant to the Purchase Agreement, the Company has the right from time to time, at its option, to sell to CFPI up to the lesser of (i) $100,000 (the “Total Commitment”) in aggregate gross purchase price of newly issued shares of Class A common stock, and (ii) the Exchange Cap, defined as 33,344,035 shares of Class A common stock, which is equal to 19.99% of the voting power or number of shares of the Company’s total capital stock issued and outstanding immediately prior to the execution of the Purchase Agreement, subject to certain conditions and limitations set forth in the Purchase Agreement.

Sales of Class A common stock to CFPI under the Purchase Agreement, and the timing of any sales, will be determined by the Company from time to time in its sole discretion and will depend on a variety of factors, including, among other things, market conditions and the trading price of the Class A common stock. The net proceeds from any sales under the Purchase Agreement will depend on the frequency with, and prices at, which the shares of Class A common stock are sold to CFPI. The Company expects to use the proceeds from any sales under the Purchase Agreement for working capital and general corporate purposes.

As consideration for CFPI’s commitment to purchase shares of Class A common stock at the Company’s direction upon the terms and subject to the conditions set forth in the Purchase Agreement, the Company has agreed to issue shares of Class A common stock in an amount equal to $1,000 based on the closing price of the Class A common stock on the New York Stock Exchange on the Upfront Determination Date (as defined in the Purchase Agreement). As of September 30, 2022, the Company has not yet sold any shares in connection with the Facility.

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

The Board of Directors also adopted the Starry Group Holdings, Inc. 2022 Employee Stock Purchase Plan (the “ESPP”) in connection with the Business Combination, under which employees (including named executive officers) may purchase common stock through payroll deductions of up to 20% of their eligible compensation. The ESPP became effective on March 29, 2022 with no activity for the nine months ended September 30, 2022.

During the nine months ended September 30, 2022, pursuant to the Equity Incentive Plan, the Company granted 10,181,372 restricted stock units ("RSUs") which will vest over a period of four years (the "service-based RSUs"). The estimated grant date fair value of the service-based RSUs granted during the nine months ended September 30, 2022 totaled $41,894. As of September 30, 2022, there was approximately $36,942 of unrecognized share-based compensation expense related to the service-based RSUs, which is expected to be recognized over a weighted-average period of 3.6 years.

In May 2021 and September 2021, pursuant to the Starry Stock Plan, the Company granted 736,315 and 82,697 shares of RSUs (the "2021 RSUs"), respectively, to employees in exchange for employment services. The 2021 RSUs have a service condition of 4 years and performance condition that is linked to the occurrence of a liquidity event. The liquidity event requirement was to be satisfied on the first to occur of: (1) the day following the expiration of the lock up period that is in effect following a listing event (defined below), provided that a termination event has not occurred prior to such time and (2) the consummation of a sale event. A listing event was defined as (i) an initial public offering or direct listing of any class of common stock of the Company or any parent or subsidiary or successor of the Company formed for the purpose of effecting such transaction or (ii) a merger (or similar transaction) with a special purpose acquisition company, the result of which is that any class of common stock of the Company or the parent or successor entity of the Company is listed on the New York Stock Exchange, the Nasdaq Stock Market or other securities exchange. The grant-date fair value of the RSUs was $1.47 per share. Due to the consummation of the Business Combination on March 29, 2022, the Company has recognized $4,583 of share-based compensation expense for RSUs since the listing event occurred and the satisfaction of the liquidity event will be achieved solely based on the passage of time (i.e., the expiration of the lock up period). As of September 30, 2022, there was approximately $2,090 of unrecognized share-based compensation expense related to the 2021 RSUs, which is expected to be recognized over a weighted-average period of 0.9 years.

During the nine months ended September 30, 2022 and 2021, the Company granted 0 and 7,037,000 options, respectively, to certain employees which will vest over a period of four years. The estimated grant date fair value of the options granted during the nine months ended September 30, 2022 and 2021 totaled $0 and $2,734, respectively.

Share-based compensation expense related to stock options for the nine months ended September 30, 2022 and 2021 was $965 and $967, respectively, and is included within research and development expense and selling, general and administrative expense on the accompanying condensed consolidated statements of operations. As of September 30, 2022, there was approximately $2,385 of unrecognized compensation cost related to stock options which is expected to be recognized over a weighted-average period of 2.3 years.

Note 7. Property and equipment

Property and equipment consisted of the following at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Distribution system	$186,670	$145,357
Asset retirement obligation	2,608	2,015
Construction in progress	41,198	28,493
Equipment	8,505	6,051
Vehicles	4,793	3,943
Furniture and fixtures	1,459	1,267
Software	4,017	1,452
Leasehold improvements	932	691
	250,182	189,269
Less: accumulated depreciation	(90,646)	(60,250)
Property and equipment, net	$159,536	$129,019

Depreciation expense for the nine months ended September 30, 2022 and 2021 totaled approximately $30,849 and $20,746 respectively, and is included within cost of revenues, selling, general and administrative, and research and development expense on the accompanying condensed consolidated statements of operations.

Note 8. Asset retirement obligations

The following table summarizes changes in the Company’s asset retirement obligations for the nine months ended September 30, 2022:

Balance, January 1, 2022	$2,387
New asset retirement obligations	593
Accretion expense	227
Balance, September 30, 2022	$3,207

Accretion expense associated with asset retirement obligations for the nine months ended September 30, 2022 and 2021 totaled approximately $227 and $143, respectively, and is included within selling, general and administrative expense on the accompanying condensed consolidated statements of operations.

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

During the three and nine months ended September 30, 2022, the Company issued 1,365 shares of Class A common stock upon the exercise of 1,100 Public Warrants and received proceeds of $12 based on the warrant price of $9.13 per 1.2415 shares of Class A common stock.

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

The Company evaluated the Private Warrants and the Public Warrants and concluded that they do not meet the criteria to be classified within stockholders' equity. The Private Warrants and the Public Warrants both contain settlement provisions that preclude them from meeting the derivative exception of being indexed to the Company's stock. As such, the Company has recorded these warrants as liabilities on the condensed consolidated balance sheet at fair value (see Note 2), with subsequent changes in their respective fair values recognized in the condensed consolidated statements of operations at each reporting date. Upon consummation of the Business Combination on March 29, 2022 the combined fair value of both the Public Warrants and Private Warrants was $15,697 and was recorded in APIC (see Note 1). The remeasurement of such warrants as of September 30, 2022 resulted in decreases of $5,783 and $13,012 in fair value for the three and nine months ended September 30, 2022 which the Company recorded in other income (expense), net on the condensed consolidated statements of operations.

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

Note 10. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Accrued compensation and benefits	$7,868	$4,773
Accrued sales and use tax	6,889	5,860
Accrued purchases of property and equipment	2,772	3,339
Accrued RDOF penalties	4,033	—
Accrued legal and litigation-related expenses	4,280	—
Accrued transaction costs	673	3,693
Other	7,418	5,512
Total	$33,933	$23,177

Note 11. Income taxes

During the nine months ended September 30, 2022 and 2021, the Company recorded no income tax provision for federal or state income taxes. The Company maintained a full valuation allowance on its net deferred tax assets for the nine months ended September 30, 2022 and 2021, due to uncertainty regarding future taxable income.

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

As of September 30, 2022, the financing obligation was $9,799, of which $413 and $9,386 was included in the current and non-current portion of debt, respectively, on the condensed consolidated balance sheet. As of September 30, 2022, $466 of reimbursable expenses is owed by the third party and is included in prepaid expenses and other current assets on the condensed consolidated balance sheet.

Operating leases: The Company has operating leases for its corporate offices and other facilities, roof rights, equipment leases and fiber networks under various non-cancelable agreements. Total rent expense for the nine months ended September 30, 2022 and 2021 was $13,157 and $6,914, respectively.

Purchase commitments: The Company entered into non-cancelable purchase commitments with various contract manufacturers during the nine months ended September 30, 2022 to purchase items to be installed in the Company’s distribution system. As of September 30, 2022, these purchase commitments totaled $41,664.

Advance deposit payments: The Company’s contractual commitments include an advance deposit payment received from a customer for the build out of a network in an underserved location. In the event the Company does not fulfill certain obligations related to the construction of the network, such deposit is required to be refunded to the customer. As of September 30, 2022 and December 31, 2021, such deposit payment totaled $2,000 and was recorded in other liabilities.

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

On August 10, 2022, the Company was notified that a lawsuit had been filed against the Company on August 9, 2022 in the Superior Court of the State of California for the County of Los Angeles by a former employee of the Company (the “Employment Litigation”). As of the date of this Quarterly Report on Form 10-Q, the Company has not received service of process of such lawsuit. The plaintiff in the Employment Litigation is bringing the action on his own behalf and is also seeking class certification on behalf of other current and former hourly paid or non-exempt employees who reside in the State of California and worked at the Company at any time during the four years preceding the filing of the Employment Litigation to final judgment (“Class Defendants”). The Employment Litigation alleges the Company failed to pay the Class Defendants for all hours worked and missed meal periods and/or rest breaks as well as related violations pertaining to wage and hour recordkeeping. While the Company intends to defend the lawsuit vigorously, an estimated accrual for legal and litigation-related expenses of $1,300 has been recorded as of September 30, 2022, based on the Company’s best estimate of the most probable outcome at this time. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and potential settlement costs, diversion of management resources and other factors.

RDOF penalties: On August 31, 2022, the FCC announced that they were ready to authorize Starry's RDOF application. Once authorized to receive RDOF support, a provider must maintain a standby letter of credit in a specified amount until it has fulfilled all performance obligations. The Company setup such standby letters of credit in the amount of $17,207 which was recorded in restricted cash and other assets as of September 30, 2022, thereby notifying the FCC of the Company's intent to default on a portion of its winning bids. Subsequently in October 2022 the Company notified the FCC of its intent to default on all its winning bids. The FCC's rules specify that companies who default are subject to a base forfeiture of $3 per census block group (subject to a maximum of 15% of the bidder's total assigned support). As such, the Company accrued $4,033 in RDOF penalties as of September 30, 2022.

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

The following table sets forth the computation of the basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(60,312)	$(39,775)	$(150,252)	$(119,375)
Denominator:
Weighted average shares outstanding, basic and diluted	162,687,604	36,521,158	122,685,468	36,394,746
Basic and diluted earnings per share:
Class A common stock	$(0.37)	$(1.09)	$(1.22)	$(3.28)
Class X common stock	$(0.37)	$(1.09)	$(1.22)	$(3.28)

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

Note 14. Supplemental cash flow information

The following tables provides a reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheets as of September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
Cash and cash equivalents	$29,381	$42,155
Restricted cash	—	0
Restricted cash included in restricted cash and other assets	18,585	1,128
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$47,966	$43,283

The following table provides supplemental cash flow information for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
Cash paid for interest	$251	$98
Cash paid for income taxes	$—	$—

The following table provides supplemental disclosures of noncash investing and financing activities for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
Purchases of property and equipment included within accounts payable and accrued expenses and other current liabilities	$13,125	$10,436
Unpaid deferred transaction costs included within accounts payable and accrued expenses	$673	$—
Property and equipment acquired through capital lease obligations	$2,720	$670
Asset retirement obligations associated with deployed equipment	$593	$603
Conversion of convertible notes to Series E Preferred Stock	$—	$45,584

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

The Company assessed the embedded conversion features within such Shares and determined that the Junior Debt Exchange, which provides the Optionholders with the right to force a cash redemption prior to any Refinancing event, met the definition of a derivative under ASC 815 and would require separate accounting from the Shares. The Company estimated the fair value of the Junior Debt Exchange based on a Black-Scholes option pricing model (see Note 2) and recorded $8,191 in other liabilities on the condensed consolidated balance sheet as of September 30, 2022 with the offset recorded in other income (expense), net on the condensed consolidated statement of operations for the nine months ended September 30, 2022.

With respect to the Junior Debt Exchange, the embedded conversion right where the Optionholders could force a cash redemption of such Shares, such Shares were required to be reclassified from permanent equity to temporary equity at the redemption value of $8.75 per Share as of March 31, 2022. As a result, the redemption value of $10,579 was recorded in APIC on the condensed consolidated statement of stockholders' (deficit) equity. Subsequent measurements, if applicable, will be recorded through APIC.

With respect to the New Debt Exchange, the Company concluded it did not meet the definition of a derivative and would not require separate accounting from the Shares because the Refinancing event that would trigger a cash redemption is within the Company's control.

Note 16. Subsequent events

The Company evaluated all events or transactions that occurred after September 30, 2022 through November 8, 2022, the date the condensed consolidated financial statements were available to be issued.

On October 12, 2022, the Company notified the FCC of its intention to default on all of the winning bids earned from the RDOF auction. As a result, on the same day, the FCC issued a public notice indicating that the Company had defaulted on such bids. By defaulting on such bids, the Company terminated the $17,207 of stand-by letters of credit previously held in escrow in support of such bids. The Company determined that penalties for such defaults were both probable and estimable, and as a result recorded an estimated expense for such penalties as of September 30, 2022 (see Note 12). The termination of the stand-by letters of credit also resulted in a return of $17,207 of restricted cash which was subsequently reclassified to cash and cash equivalents during the fourth quarter of 2022.

On October 19, 2022, the Board of Directors of the Company approved a plan to reduce the Company’s current workforce by approximately 500 employees, representing approximately 50% of the Company’s total workforce. The Company expects to incur total estimated one-time cash charges of approximately $3,000 in connection with the reduction in force, primarily consisting of notice period and severance payments, employee benefits and related costs. The Company expects that the majority of these charges will be incurred in the fourth quarter of 2022, and that the reduction in force will be substantially complete by the end of 2022.

On November 3, 2022, the Optionholders notified the Company of their election to exercise the Junior Debt Exchange (see Note 15). As of November 8, 2022, the exchange of Shares for Junior Debt has not been consummated.

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

Overview

We developed a unique and innovative solution to provide last mile fixed broadband using a proprietary fixed wireless technology stack operating in licensed spectrum. We design and build our own fixed wireless equipment, cloud-based network control plane, and billing and operations support systems to run our network and provide our service. We deploy this technology across a variety of markets to provide a robust and competitively-priced broadband service to customers. The integration of our own technology and service delivery allows us to efficiently deploy new competitive broadband networks to connect communities across the country with a tailored cost structure and a focus on the customer experience.

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

As a result of our cost-cutting measures, we expect our capital expenditures to decrease along with a slowdown in our operating expenses, as we:

•
conserve capital and improve capital runway;
•
focus on penetrating our deployed network and deployed buildings where we have already invested capital;
•
continue to invest in our technology to improve capacity and reduce cost;
•
sign up new subscribers in existing markets;
•
obtain, maintain, and protect our intellectual property and FCC spectrum license portfolio; and
•
operate as a public company.

Key Factors Affecting Operating Results

We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q.

Network Deployment

We have deployed our fixed wireless network in six markets to date, covering approximately 6.0 million households by the end of the third quarter of 2022. The number of markets that we anticipate launching per year is variable and depends on our capital allocation strategy; the competitive environment for internet services nationally, regionally, and locally at a point in time; government obligations, including any subsidy programs in which we might participate; new partnerships and other factors. We have suspended expansion of our network as we have sought to conserve capital while we pursue financing and other options for the company.

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

In order to effectively manage supply chain to help meet product demand, we had $4.9 million in prepaid inventory parts and equipment as of September 30, 2022 recorded in prepaid expenses and other current assets on the condensed consolidated balance sheet.

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

We expect our revenues to continue to increase as we acquire new subscribers and as we introduce new products and services.

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

We expect our cost of revenues to continue to increase in absolute dollar terms for the foreseeable future as we continue to grow in our existing markets.

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

We expect our selling, general and administrative expenses to be impacted by the pace of growth of our business, and as a result of operating as a public company, including the incremental costs associated with SEC compliance, legal, audit, insurance and investor relations activities and other administrative and professional services, including one-time transaction related expenses.

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

We expect our research and development expenses to remain flat for the foreseeable future as we continue to invest in our technology to achieve our operational and commercial goals of expanding our capacity within existing markets and lowering costs.

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

Results of Operations

Comparison of the three months ended September 30, 2022 and 2021

The following table summarizes our results of operations on a consolidated basis for the three months ended September 30, 2022 and 2021 (in thousands, except shares and per share data):

	Three Months Ended September 30,		$	%
	2022	2021	Change	Change
Revenues	$7,959	$5,871	$2,088	35.6%
Cost of revenues	(22,641)	(15,784)	(6,857)	43.4%
Gross loss	(14,682)	(9,913)	(4,769)	48.1%
Operating expenses:
Selling, general and administrative	(37,857)	(17,170)	(20,687)	120.5%
Research and development	(9,559)	(7,064)	(2,495)	35.3%
Total operating expenses	(47,416)	(24,234)	(23,182)	95.7%
Loss from operations	(62,098)	(34,147)	(27,951)	81.9%
Other income (expense):
Interest expense	(8,581)	(5,192)	(3,389)	65.3%
Other income (expense), net	10,367	(436)	10,803	2477.8%

Total other income (expense)	1,786	(5,628)	7,414	131.7%
Net loss	(60,312)	(39,775)	(20,537)	51.6%
Net loss per share of common stock, basic and diluted	$(0.37)	$(1.09)	$0.72	(66.1)%
Weighted-average shares outstanding, basic and diluted	162,687,604	36,521,158	126,166,446	345.5%

Revenues

Revenues grew by $2.1 million, or 35.6%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, as a result of an increase in our customer relationships from 55,078 to 91,297, partially offset by a decline in ARPU. The increase in our customer relationships is primarily driven by customer acquisition on our deployed network and incremental network expansion.

Cost of revenues

Cost of revenues increased by $6.9 million, or 43.4%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to an increase of $3.1 million in deployed equipment depreciation related to our network expansion, with the remainder predominantly due to headcount related expenses and network service costs.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $20.7 million, or 120.5%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily driven by increases of $7.2 million in headcount related expenses, $4.0 million in accrued Rural Digital Opportunity Fund ("RDOF") penalties, $1.4 million in legal and accounting professional services primarily associated with transaction-related costs and public company costs, $1.3 million in litigation-related expenses, $1.3 million in business insurance and $1.3 million in software subscription expenses.

Research and development expenses

Research and development expenses increased by $2.5 million, or 35.3%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily driven by increases of $2.3 million in headcount related expenses to support the development of our network and development of next generation equipment.

Interest expense

Interest expense increased by $3.4 million, or 65.3%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily driven by an increase in paid-in-kind interest expense of $2.2 million incurred on the Starry Credit Agreement (as defined below) and amortization of debt discounts of $1.1 million.

Other income (expense), net

Total other income (expense), net increased by $10.8 million to other income of $10.4 million for the three months ended September 30, 2022, compared to other expense of $0.4 million for the three months ended September 30, 2021, primarily driven by the fair value adjustments related to derivative liabilities. Such adjustments for the three months ended September 30, 2022 included a $8.1 million gain on change in fair value of Earnout Shares and a $5.8 million gain on change in fair value of Common Stock Warrants, partially offset by a $2.6 million loss on change in fair value of the Junior Debt Exchange and a $0.9 million loss on change in fair value of the Prepayment Penalty. See "Note 2 — Basis of presentation and summary of significant accounting policies", "Note 4 — Debt" and “Note 9 — Warrants and earnout shares” in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Net Loss

Net loss increased by $20.5 million, or 51.6%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily driven by the factors described above.

Comparison of the nine months ended September 30, 2022 and 2021

The following table summarizes our results of operations on a consolidated basis for the nine months ended September 30, 2022 and 2021 (in thousands, except shares and per share data):

	Nine Months Ended September 30,		$	%
	2022	2021	Change	Change
Revenues	$23,083	$15,485	$7,598	49.1%
Cost of revenues	(61,557)	(41,606)	(19,951)	48.0%
Gross loss	(38,474)	(26,121)	(12,353)	47.3%
Operating expenses:
Selling, general and administrative	(88,075)	(47,408)	(40,667)	85.8%
Research and development	(25,596)	(19,482)	(6,114)	31.4%
Total operating expenses	(113,671)	(66,890)	(46,781)	69.9%
Loss from operations	(152,145)	(93,011)	(59,134)	63.6%
Other income (expense):
Interest expense	(24,149)	(17,773)	(6,376)	35.9%
Other income (expense), net	26,042	(8,591)	34,633	403.1%

Total other income (expense)	1,893	(26,364)	28,257	107.2%
Net loss	(150,252)	(119,375)	(30,877)	25.9%
Net loss per share of common stock, basic and diluted	$(1.22)	$(3.28)	$2.06	(62.8)%
Weighted-average shares outstanding, basic and diluted	122,685,468	36,394,746	86,290,721	237.1%

Revenues

Revenues grew by $7.6 million, or 49.1%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, as a result of an increase in our customer relationships from 55,078 to 91,297, partially offset by a decline in ARPU. The increase in our customer relationships is primarily driven by customer acquisition on our deployed network and incremental network expansion.

Cost of revenues

Cost of revenues increased by $20.0 million, or 48.0%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to an increase of $9.4 million in deployed equipment depreciation related to our network expansion, with the remainder predominantly due to headcount related expenses and network service costs.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $40.7 million, or 85.8%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily driven by increases of $17.6 million in headcount related expenses including $2.7 million in one-time deal incentive payments related to the Business Combination and $5.8 million in stock-based compensation predominantly due to RSUs for which the related performance condition was met upon consummation of the Business Combination, $4.0 million in accrued RDOF penalties, $3.5 million in software subscription expenses, $3.3 million in legal and accounting professional services primarily associated with transaction-related costs and public company costs, $2.8 million in business insurance and $1.3 million in litigation-related expenses.

Research and development expenses

Research and development expenses increased by $6.1 million, or 31.4%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily driven by increases of $5.2 million in headcount related expenses to support the development of our network and development of next generation equipment, including $2.3 million in stock-based compensation predominantly due to RSUs for which the related performance condition was met upon consummation of the Business Combination.

Interest expense

Interest expense increased by $6.4 million, or 35.9%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily driven by an increase in paid-in-kind interest expense of $5.9 million incurred on the Starry Credit Agreement (as defined below) and amortization of debt discounts of $3.1 million, partially offset by a decrease in amortization of $2.7 million and interest expense of $0.2 million related to the beneficial conversion feature on the 2020 Notes and the 2021 Notes (each as defined in “Note 4 — Debt” in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) that settled in the first quarter 2021.

Other income (expense), net

Total other income (expense), net increased by $34.6 million to other income of $26.0 million for the nine months ended September 30, 2022, compared to other expense of $8.6 million for the nine months ended September 30, 2021, primarily driven by the $2.4 million loss on extinguishment of debt during the nine months ended September 30, 2021 with no corresponding debt extinguishment during the nine months ended September 30, 2022, the recognition of $3.9 million in distributions to Non-Redeeming Shareholders, and the fair value adjustments related to derivative liabilities. Such adjustments for the nine months ended September 30, 2022 included a $24.8 million gain on change in fair value of Earnout Shares, a $2.2 million gain on change in fair value of liability-classified Starry Warrants and a $13.0 million gain on change in fair value of Common Stock Warrants, partially offset by a $8.2 million loss on the recognition and change in fair value of the Junior Debt Exchange and a $1.9 million loss on change in fair value of the Prepayment Penalty. See "Note 2 — Basis of presentation and summary of significant accounting policies", "Note 4 — Debt" and “Note 9 — Warrants and earnout shares” in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Net Loss

Net loss increased by $30.9 million, or 25.9%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily driven by the factors described above.

Key Business Metrics and Non-GAAP Financial Measures

We use the following metrics to evaluate our performance, identify trends, formulate financial projections, and make strategic decisions. We believe that these metrics provide useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management team.

The following tables summarize our key business metrics and non-GAAP financial measures for the periods indicated:

	As of September 30,
	2022	2021
Addressable Households	9,691,029	9,691,029
Homes Serviceable	5,960,685	5,065,304
Customer Relationships	91,297	55,078
Penetration of Homes Serviceable	1.53%	1.09%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue (000s)	$7,959	$5,871	$23,083	$15,485
Average Revenue Per User (“ARPU”)	$30.80	$38.05	$33.19	$38.42
Net Loss (000s)	$(60,312)	$(39,775)	$(150,252)	$(119,375)
Net Loss margin	(758)%	(677)%	(651)%	(771)%
Adjusted EBITDA (000s)	$(39,680)	$(25,968)	$(101,342)	$(71,279)
Adjusted EBITDA margin	(499)%	(442)%	(439)%	(460)%

Addressable Households

Addressable Households are the estimated total number of households within our service territory that we could serve in the markets where we intend to deploy or have deployed a network, assuming the network was fully built and we could serve every household. We calculate the Addressable Households by counting the total households within our spectrum license areas meeting a specified threshold of household density. Addressable Households grows when we expand our network in new markets or in new parts of existing markets, and would follow a growth trend if we expand the network. Growth in Addressable Households precedes growth in Homes Serviceable.

Addressable Households remained unchanged from September 30, 2021 to September 30, 2022 because we did not add new markets during the period and continued to expand within the existing markets we serve by deploying incremental network assets.

Homes Serviceable

Homes Serviceable are the estimated households that we could serve using the network that we have deployed in our markets at a given date. This is a subset of the Addressable Households and reflects the size of the network we have deployed as well as the households that we can technologically and commercially serve. Homes Serviceable is a count of all of the households that fall within the coverage area of our deployed network, and will grow as we continue to deploy our network in existing markets and would grow further as we deploy in new markets if we expand our Addressable Households.

Homes Serviceable as of September 30, 2022 increased by 0.9 million, or 17.7%, in comparison to September 30, 2021. This increase was primarily due to the deployment of incremental network assets within the markets that we serve.

Customer Relationships

Customer Relationships include customers who have signed up for a service and all units that are billed under our bulk billing arrangements where a building owner, association, or other third-party is invoiced for a specific number of units within multiple dwelling unit buildings. Customer Relationships include Starry internet service, currently our only service, and will include unique relationships for small and medium size business service, voice service, and potentially other services in the future. Such relationships also include pending customers that have signed up for service that has not yet been installed. In the fourth quarter of 2022, we are transitioning to a policy pursuant to which pending customers that (i) have not been installed within 180 days of signing up for our service and (ii) who do not have a then-current scheduled installation date, will not be included in the Customer Relationships metric. As of September 30, 2022, we had approximately 1,800 Customer Relationships pending installation for more than 180 days that did not have a then-current scheduled installation date.

Customer Relationships increased by 36.2 thousand, or 65.8%, as of September 30, 2022 in comparison to September 30, 2021. This increase was primarily due to new customers signing up for our services and to a lesser extent driven by additional bulk billing arrangements for such services sold to third parties who manage or own multifamily dwelling unit buildings.

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

ARPU decreased by $7.3, or 19.1%, and $5.2, or 13.6%, for the three and nine months ended September 30, 2022, respectively, in comparison to the three and nine months ended September 30, 2021 primarily due to the use of customer promotional plans to increase penetration in the markets that we serve.

Adjusted EBITDA and Adjusted EBITDA margin

Adjusted EBITDA is a non-GAAP financial measure and is defined as Net Loss, adjusted to exclude interest, tax, depreciation and amortization expense, unusual or non-recurring items, non-cash items and other items that are not indicative of ongoing operations (including one-time transaction related expenses, stock-based compensation expenses, loss on extinguishment of debt, the fair value adjustment of derivative liabilities, recognition of distributions to non-redeeming shareholders, litigation-related expenses and RDOF penalties). We define Adjusted EBITDA margin as Adjusted EBITDA divided by revenue. Adjusted EBITDA and Adjusted EBITDA margin are frequently used by management, research analysts, investors and other interested parties to evaluate companies. We believe that these measures are helpful in highlighting trends in our operating results because they exclude the impact of items that are outside the control of management or not reflective of our ongoing operations and performance.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2022		2021		2022		2021
Net Loss ($) and Net Loss margin (%)	$(60,312)	(758%)	$(39,775)	(677%)	$(150,252)	(651%)	$(119,375)	(771%)
Adjustments:
Add: Interest expense, net	8,581	108%	5,191	88%	24,144	105%	17,772	115%
Add: Depreciation and amortization expense	11,204	141%	7,773	132%	30,849	134%	20,746	134%
Add: Non-recurring transaction related expenses (1)	1,548	19%	—	—	5,590	24%	—	—
(Subtract)/Add: (Gain)/loss on fair value adjustment of derivative liabilities	(10,367)	(130)%	454	8%	(29,926)	(130)%	6,250	40%
Add: Recognition of distribution to non-redeeming shareholders	—	—	—	—	3,888	17%	—	—
Add: Loss on extinguishment of debt	—	—	—	—	—	—	2,361	15%
Add: Stock-based compensation	4,333	54%	389	7%	9,032	39%	967	6%
Add: Litigation-related expenses (2)	1,300	16%	—	—	1,300	6%	—	—
Add: RDOF penalties	4,033	51%	—	—	4,033	17%	0	—
Adjusted EBITDA ($) and Adjusted EBITDA margin (%)	$(39,680)	(499%)	$(25,968)	(442%)	$(101,342)	(439%)	$(71,279)	(460%)

(1) We add back expenses that are related to transactions that occurred during the period that are expected to be non-recurring, including mergers and acquisitions and financings. Generally such expenses are included within selling, general and administrative expense in the condensed consolidated statements of operations. For the nine months ended September 30, 2022, such transactions comprised of the Business Combination, the sale of the PIPE shares, the sale of the Series Z Preferred Stock shares, the registration for resale of both Class A common stock and private placement warrants as well as other financing costs.

(2) Litigation-related expenses related to amounts accrued for loss contingencies. See Note 12 to the unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q for further information.

Liquidity and Capital Resources

Overview

We are an early-stage growth company and have generated losses and negative cash flows from operating activities since inception. Our principal sources of liquidity have been generated through a combination of cash flows from borrowings and the issuances of equity. We expect that our primary ongoing requirements for cash will be used to execute on our strategic initiatives through (i) investing in our technology and (ii) expanding our domestic footprint. We require additional capital investment to execute the strategic business plan to grow our subscriber base in existing markets from already-deployed network assets and launch services in new markets. Management plans to raise additional capital through a combination of potential options, including but not limited to, equity and debt financings.

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

As of September 30, 2022 our principal sources of liquidity were cash and cash equivalents of $29.4 million and consist of checking and interest-bearing accounts. $15.0 million of our cash and cash equivalents cannot be accessed in accordance with the Starry Credit Agreement.

On October 19, 2022, our board approved a reduction in our current workforce by approximately 500 employees, representing approximately 50% of our total workforce. The decision was based on cost-reduction initiatives intended to reduce operating expenses and allow us to focus on serving our existing core markets and customers.

We estimate that we will incur one-time cash charges of approximately $3.0 million in connection with the reduction in force, primarily consisting of notice period and severance payments, employee benefits and related costs. We expect that the majority of these charges will be incurred in the fourth quarter of 2022, and that the reduction in force will be substantially complete by the end of 2022. The charges we expect to incur are subject to assumptions, and actual charges may differ from the estimate disclosed above.

In aggregate, over the first twelve months, the reduction in force is expected to result in approximately $48.0 million in cash operating expense savings related to foregone salaries and benefits. We also anticipate approximately $10.4 million in non-cash savings related to share-based compensation expense that will no longer be recognized due to the cancellation of previously granted, unvested equity awards. Approximately $0.8 million of such non-cash savings had previously been recognized as share-based compensation expense and will be reversed in the fourth quarter of 2022. In the future, there may also be incremental one-time charges associated with our non-work force related cost savings actions.

On October 31, 2022, we retained PJT Partners to advise us and our Board of Directors on mergers and acquisitions, capital raising, and balance sheet solutions.

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

In conjunction with entering into the Starry Credit Agreement, we issued warrants to the lender in two tranches in February 2019 and December 2019 of 17.6 million and 15.0 million, respectively. Upon consummation of the Business Combination such warrants subsequently converted to 2.8 million and 3.2 million, respectively.

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

In conjunction with entering into the Tranche C Term Loan, we entered into a Warrant Purchase Agreement as of October 6, 2021 (the “Warrant Purchase Agreement”), and issued to the lenders warrants to purchase 11.5 million shares of Old Starry's non-voting common stock (the “Initial Tranche C Warrants”). Warrants to purchase an additional 2.9 million shares of Old Starry's non-voting common stock were contingently issuable subject to our drawing down on the Delayed Draw Tranche C Loan (the “Delayed Draw Tranche C Warrants,” and together with the Initial Tranche C Warrants, the “Tranche C Warrants”). Upon consummation of the Business Combination such warrants subsequently converted to 2.1 million and 0.5 million, respectively. Upon issuance of such warrants, 25% immediately vested and became exercisable. As the Business Combination closed prior to April 15, 2022, the Tranche C Warrants are exercisable solely with respect to the 25% of the warrant shares that vested immediately upon issuance, whereas the remaining 75% of unvested warrants were forfeited.

The loans incur interest at a rate equal to the London Interbank Offered Rate ("LIBOR"), subject to a floor of 2.0% plus an applicable margin of 9.0%, capped at 13.25% annually. Pursuant to the Starry Credit Agreement, we elected to pay the accrued interest on an in-kind basis by increasing the principal balance outstanding, payable in its entirety at maturity in February 2024. Outstanding borrowings plus accrued paid-in-kind interest were $231.0 million as of September 30, 2022. As of September 30, 2022, we had deferred financing costs and discounts on warrants on these loans in the amount of $1.8 million and $11.7 million, respectively.

On March 26, 2022, we entered into a Seventh Amendment to the Starry Credit Agreement (the "Seventh Amendment"). The Seventh Amendment amended and restated an affirmative covenant requiring us to provide annual audited financial statements without a “going concern” or like qualification, exception or emphasis. In addition, the Seventh Amendment redefined the term “Change in Control” to exclude the aforementioned Business Combination with respect to contemplating the prepayment penalty. As a result of such amendments, we were in compliance with all bank covenants as of December 31, 2021. Without such amendments we would have been in default and the outstanding long-term debt balance would be payable upon demand. The lender retained all other covenant requirements.

On September 13, 2022, we entered into an Eighth Amendment to the Starry Credit Agreement (the "Eighth Amendment"). The Eighth Amendment permitted us to submit letters of credit having an aggregate face amount up to $18 million in connection with the bids won by us in the RDOF auction and also waived until October 10, 2022 the covenant that requires us to maintain a minimum cash balance of $15 million at all times. The Eighth Amendment also established a covenant (“Transaction Covenant”) requiring us to achieve certain milestones by specific dates pertaining to either a transaction resulting in a change in control of our Company that would result in the prepayment of the Starry Credit Agreement or the receipt of at least $200 million in cash by us. The Eighth Amendment provides that the administrative agent for the Starry Credit Agreement may extend the dates by which such milestones must be achieved. As of November 8, 2022, we had not achieved all of the milestones required by the Transaction Covenant, however, the administrative agent has agreed to regular extensions of the dates by which such milestones must be achieved. As a result, as of November 8, 2022, the Company was in compliance with the Transaction Covenant. In the event that the administrative agent does not continue to agree to extend the dates by which such milestones must be achieved, it will be deemed an immediate event of default under the Starry Credit Agreement, which could cause all of our existing indebtedness to become immediately due and payable.

As of September 30, 2022, the Company was in compliance with the financial covenants required by the Starry Credit Agreement (see "Note 4 — Debt" in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).

Capital lease obligations

Throughout the period we entered into capital leases for vehicles and equipment with various vendors with payments due monthly extending through 2026. As of September 30, 2022, we owed $4.0 million under such lease obligations.

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

Purchase commitments

Throughout the period we entered into non-cancelable purchase commitments with various contract manufacturers to purchase materials and associated support to maintain and improve our existing distribution system as well as build out new networks and distribution systems. As of September 30, 2022, we had non-cancelable commitments totaling $41.7 million.

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

Short term liquidity requirements

As a growth company, the net losses we have incurred since inception are in accordance with our strategy and forecast. We will continue to incur net losses in accordance with our operating plan as we hope to expand our platform development to improve our existing technology and expand into new markets.

We incurred a net loss of $150.3 million and $119.4 million for the nine months ended September 30, 2022 and 2021. As of September 30, 2022, our current assets were $42.5 million, consisting primarily of cash and cash equivalents of $29.4 million, which are primarily deposited with financial institutions, and our current liabilities were $50.0 million, consisting of accounts payable totaling $12.4 million, accrued expenses and other current liabilities totaling $33.9 million, unearned revenue totaling $1.7 million, and the current portion of our debt totaling $2.0 million.

Long term liquidity requirements

As a result of the consummation of the Business Combination, the sale of the PIPE shares and the sale of the Series Z Preferred Stock shares, we successfully raised gross proceeds of $36.2 million, $109.0 million and $31.0 million, respectively. However, our existing capital resources are likely to be insufficient to meet our long-term liquidity requirements. We are likely to be required to raise additional capital to meet our long-term liquidity requirements through either further equity or debt financing. If we raise funds by issuing equity securities, dilution to existing stockholders may result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of existing holders of our common stock, as applicable. If we raise funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock, as applicable. The terms of additional debt securities or borrowings could impose significant restrictions on our operations. The credit market and financial services industry have in the past, and may in the future, experience periods of upheaval that could impact the availability and cost of equity and debt financing.

Cash Flows

The following table summarizes our net cash provided by or used in operating activities, investing activities, and financing activities for the periods indicated and should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash provided by (used in)
Operating activities	$(98,849)	$(67,610)
Investing activities	(57,303)	(49,277)
Financing activities	173,356	133,339
Net change in cash and cash equivalents	$17,204	$16,452

Net cash used in operating activities

For the nine months ended September 30, 2022, cash flows used in operating activities was $98.8 million. Such cash used primarily related to our net loss of $150.3 million, adjusted for non-cash expenses of $40.0 million, and changes in our working capital accounts of $11.4 million. The adjustments for non-cash expenses primarily include (i) $30.8 million in depreciation, (ii) paid-in-kind interest on the Term Loans, the 2020 Notes, the 2021 Notes and the Strategic Partner Arrangement of $18.7 million, (iii) $9.0 million in share-based compensation expense, (iv) amortization of debt discount of $5.3 million, (v) $3.9 million in distributions to non-redeeming shareholders, (vi) loss on disposal of property and equipment of $1.6 million, (vii) $0.3 million in transaction costs allocated to derivative liabilities and (viii) accretion of asset retirement obligations of $0.2 million offset by fair value adjustments to derivative liabilities of $29.9 million. The changes in our working capital accounts primarily include (i) $5.1 million increase in prepaid expenses and other current assets, (ii) $1.1 million increase in other assets and (iii) $0.5 million increase in accounts receivable, offset by increases of (i) $14.0 million in accrued expenses and other current liabilities, (ii) $3.2 million in accounts payable, (iii) $0.9 million in other liabilities and (iv) less than $0.1 million in unearned revenue.

For the nine months ended September 30, 2021, cash flows used in operating activities was $67.6 million. Such cash used primarily related to our net loss of $119.4 million, adjusted for non-cash expenses of $49.9 million, and changes in our working capital accounts of $1.8 million. The adjustments for non-cash expenses primarily include (i) $20.7 million in depreciation, (ii) paid-in-kind interest on the Term Loans, the 2020 Notes, the 2021 Notes and the Strategic Partner Arrangement of $12.7 million, (iii) fair value adjustment of the derivative liability of $6.3 million, (iv) amortization of debt discount of $4.0 million, (v) loss on extinguishment of debt of $2.4 million, (vi) loss on disposal of property and equipment of $1.9 million, (vii) conversion of the convertible debt discount of $1.0 million and (viii) $1.0 million in share-based compensation expense. The changes in our working capital accounts include increases of (i) $3.5 million in accrued expenses and other current liabilities, (ii) $2.1 million in other liabilities, and (iii) $0.4 million in unearned revenue, offset by a decrease of $0.8 million in accounts payable and increases of (i) $2.5 million in prepaid expenses and other current assets, (ii) $0.9 million in deferred costs, (iii) $0.1 million in accounts receivable and (iv) less than $0.1 million in other assets.

Net cash used in investing activities

Net cash used in investing activities during the nine months ended September 30, 2022 totaled $57.3 million, related to capital expenditures for our distribution system.

Net cash used in investing activities during the nine months ended September 30, 2021 totaled $49.3 million, related to capital expenditures for our distribution system.

Net cash provided by financing activities

Net cash provided by financing activities during the nine months ended September 30, 2022 totaled $173.4 million, which was primarily driven by $160.5 million in proceeds from the Business Combination, net of transaction costs, $10.0 million in proceeds from the issuance of Term Loans, net of issuance costs, $4.2 million in proceeds from the Strategic Partner Arrangement and $0.9 million in proceeds from the exercise of stock options, offset by $1.2 million in repayments of notes assumed in the Business Combination, $1.0 million in repayments of capital lease obligations and less than $0.1 million in payments of third-party issuance costs.

Net cash provided by financing activities during the nine months ended September 30, 2021 totaled $133.3 million, which was driven primarily by the proceeds raised from the issuance of Starry Series E Preferred Stock (inclusive of Starry Series E-1 Preferred Stock, Starry Series E-2 Preferred Stock and Starry Series E-3 Preferred Stock), net of issuance costs, of $119.9 million, issuance of $11.0 million of the 2021 Notes, proceeds from the Strategic Partner Arrangement of $2.7 million and exercise of Starry Options of $0.3 million, offset by repayments of capital lease obligations of $0.6 million.

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

Redeemable shares

On March 31, 2022, the Company entered into an agreement with certain debt holders who are also shareholders of 1,209,029 shares of Class A common stock. The Company assessed the embedded conversion features and determined that the Junior Debt Exchange met the definition of a derivative under ASC 815 and would require separate accounting from the redeemable shares. As of September 30, 2022, the Company estimated the fair value of the Junior Debt Exchange based on a Black-Scholes option pricing model for a European put option and recorded $8,191 in other liabilities on the condensed consolidated balance sheet with the offset recorded in other income (expense), net on the condensed consolidated statements of operations. The key inputs used in the determination of the fair value included current stock price, volatility and expected term. See "Note 2 — Basis of presentation and summary of significant accounting policies" and "Note 15 — Redeemable shares" in the notes to our unaudited condensed consolidated financial statements for more information regarding the valuation of the Junior Debt Exchange and the redeemable shares.

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

Interest Rate Risk

We hold cash and cash equivalents, including restricted cash, for working capital purposes. As of September 30, 2022, we had a cash balance of $29.4 million (excluding restricted cash), consisting of checking and interest-bearing accounts, which are not significantly affected by changes in the general level of U.S. interest rates due to the short-term holding period of such balances. As a result, we do not have material exposure to interest rate risk with respect to cash and cash equivalents as these are all highly liquid investments with a maturity date of 90 days or less at the time of purchase.

As of September 30, 2022, outstanding borrowings plus accrued paid-in-kind interest pursuant to the Starry Credit Agreement were $231.0 million, which incur interest at a rate equal to LIBOR, subject to a floor of 2.0% plus an applicable margin of 9.0%, capped at 13.25% annually. An immediate 10% change in LIBOR would not have a material impact on our debt-related obligations, financial position or results of operations.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, due to the material weakness described below and referred to in Part II, Item 1A. of this report, our disclosure controls and procedures were not effective as of September 30, 2022. Notwithstanding the material weaknesses, our management has concluded that the financial statements included elsewhere in this report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

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

Remediation Activities

We have engaged a third-party consultant to assist us in the process of designing and implementing measures to improve our internal control over financial reporting to remediate these material weaknesses. Our remediation efforts are focused on (i) hiring of personnel with technical accounting and financial reporting experience; (ii) implementation of improved accounting and financial reporting processes; and (iii) implementation of systems to improve the completeness, timeliness and accuracy of our financial reporting. We believe the measures described above should remediate the material weaknesses identified and strengthen our internal control over financial reporting. The remediation initiatives outlined above are estimated to take place over the next 9 to 15 months. While we continue the challenging and costly process to implement our plan to remediate the material weaknesses, we cannot predict the success of such plan or the outcome of our assessment of this plan until the remediation initiatives have been completed and have been operating effectively for a sufficient period of time. We can give no assurance that these measures will remediate the deficiencies in internal control or that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that may lead to a restatement of our financial statements or cause us to fail to meet our reporting obligations.

Changes in internal control over financial reporting

Other than as described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 that was filed with the SEC on March 31, 2022 and the factors discussed under “Risk Factors” in the Prospectus dated and filed with the SEC on September 16, 2022. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this Quarterly Report on Form 10-Q. See “Forward-Looking Statements.” Other than the following, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 that was filed with the SEC on March 31, 2022 and the factors discussed under “Risk Factors” in the Prospectus dated and filed with the SEC on September 16, 2022.

We may not successfully execute or achieve the expected benefits of our efforts to reduce our operating costs and other cost-saving measures we may take in the future resulting in additional losses, including asset impairment charges, which could adversely affect our business.

In October 2022, we announced several cost-cutting measures including, among other things, approximately 50% reduction in our workforce, a freeze on hiring and non-essential expenditures, a focus on penetrating our deployed network and deployed buildings where we have already invested capital, and withdrawing from participation in the FCC RDOF program. The objective of these cost-cutting measures was to conserve capital and improve our capital runway as we explore financing and other options. These measures are subject to known and unknown risks and uncertainties, including whether we have targeted the appropriate areas for our cost-saving efforts and at the appropriate scale, and whether, if required in the future, we will be able to appropriately target any additional areas for our cost-saving efforts. As such, the actions we are taking under the restructuring plan and that we may decide to take in the future may not be successful in yielding our intended results and may not appropriately address either or both of the short-term and long-term strategy for our business. Implementation of the restructuring plan and any other cost-saving initiatives may be costly and disruptive to our business, the expected costs and charges may be greater than we have forecasted, and the estimated cost savings may be lower than we have forecasted. Additionally, certain aspects of the restructuring plan, such as severance costs in connection with reducing our headcount, could negatively impact our cash flows. In addition, our initiatives have resulted, and could in the future result in, personnel attrition beyond our planned reduction in headcount or reduced employee morale, which could in turn adversely impact productivity, including through a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods, or our ability to attract highly skilled employees. Unfavorable publicity about us or any of our strategic initiatives, including our restructuring plan, could result in reputation harm and could diminish confidence in, and the use of, our products and services. Even if our efforts to reduce our operating costs are successful, our resources may not be sufficient to support our strategic business plan to fruition, and we may have insufficient resources to invest in our technology, expanding our footprint, growing our markets or hiring personnel, any of which could be detrimental to the success of our business or our strategy. Any inability to support our operations could also require us to raise additional capital.

In addition, our customers, vendors and partners may consider our credit profile when considering whether to contract with us or negotiating or renegotiating contract terms. If our existing or potential customers, vendors or partners develop a negative perception of our short- or long-term financial prospects, including as a result of doubt as to our ability to continue as a going concern, such parties may decide not to do business with us or change the terms on which they do business with us, which could limit our ability to generate revenue, require us to find alternate vendors, customers or partners, or limit the availability of credit from vendors and increase our costs. Any of these consequences could have a material and adverse effect on our business, prospects, results of operations, financial condition, and efforts to reduce our operating costs and extend our cash runway.

Our negative cash flows and current lack of financial resources raise substantial doubt as to our ability to continue as a going concern. If we are unable to raise additional funding to meet our operational needs, we may be forced to limit or cease our operations and/or liquidate our assets.

Although our unaudited consolidated interim financial statements have been prepared assuming our company will continue as a going concern, our negative cash flows and current lack of financial resources raise substantial doubt as to our ability to satisfy our obligations as they become due within one year from the date of filing of this Quarterly Report on Form 10-Q. As of September 30, 2022, we had an accumulated deficit of $651.6 million and cash and cash equivalents of $29.4 million, and we incurred a net loss of $150.3 million in the nine months ended September 30, 2022. We expect our losses to continue for the foreseeable future. We are exploring various options to timely procure additional financing, through merger and acquisition or equity or debt financing, or any combination thereof. If we are unable to procure additional financing, we would not be able to continue as a going concern. Additionally, we may be forced to seek protection from our creditors through bankruptcy proceedings, discontinue operations, or liquidate our assets, and we may receive less than the value at which those assets are carried on our unaudited interim financial statements. Any of these outcomes could cause our shareholders to lose some or all of their investment.

Even if we are able to raise significant additional capital necessary to continue our operations over the next year, if we are unable to obtain additional adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to pursue our business objectives, develop our technology and products, and respond to business opportunities, challenges, unforeseen circumstances or developments could be significantly limited, and our business, financial condition, results of operations and prospects could be materially and adversely affected. See the risk factor titled “—We may need additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, and we cannot be sure that additional financing will be available” in our Annual Report on Form 10-K for the year ended December 31, 2021 that was filed with the SEC on March 31, 2022.

There can be no assurance that we will be able to comply with the continued listing standards of the NYSE.

Our Class A common stock and warrants are listed on the NYSE. In order for our Class A common stock to continue to be listed on the NYSE, we are required to comply with various listing standards, including the maintenance of a minimum average closing price of at least $1.00 per share during a consecutive 30 trading-day period (the “minimum share price requirement”). The last reported sale price of our Class A common stock on the NYSE on November 7, 2022 was $0.29 per share. Accordingly, we may not be able to maintain a stock price over $1.00 per share and could face the risk of our common stock being delisted if the closing bid price for our common stock remains below $1.00 per share for 30 consecutive trading days and we are unable to regain compliance. If we fail to satisfy the continued listing requirements of the NYSE, such as the minimum share price requirement, the NYSE may take steps to delist our Class A common stock and/or warrants. If the NYSE delists our securities for failure to meet the listing standards, we and our stockholders could face significant material adverse consequences including:

•
limited availability of market quotations for our securities;
•
a determination that our Class A common stock is a “penny stock” that will require brokers trading in our Class A common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our Class A common stock;
•
a limited amount of analyst coverage; and
•
a decreased ability to issue additional securities or obtain additional financing in the future.

Such a delisting would impair your ability to sell or purchase our securities when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, or prevent future non-compliance with NYSE’s listing requirements.

Our growth depends in part on the success of our strategic relationships with third parties.

We have certain strategic relationships and intend to establish additional strategic relationships in the future in connection with the expansion of our business. In 2020, we entered into a commercial arrangement with AEP Ventures, LLC (“AEPV”), a wholly-owned subsidiary of American Electric Power Company, Inc., a major investor-owned electric utility in the United States, to deploy our network in Columbus, Ohio. Under our arrangement, AEPV absorbs the capital expenditures necessary to construct and maintain our coverage network and the capital expenditures for customer installations, while we operate the network, market our service, acquire subscribers and manage subscriber relationships. In exchange for this collaborative approach, we pay AEPV a portion of the revenue we receive from customers in the Columbus market. Under our arrangement, AEPV has the ability to terminate our agreement after a period of time for any reason. Either party may terminate the agreement in the event of bankruptcy, insolvency or receivership. Additionally, we and AEPV may mutually agree to terminate the agreement at any point in time if this is considered to be in the commercial interest of either party. In the event that our commercial arrangement with AEPV is terminated for any reason or circumstance, our ability to continue to operate and expand our business in the Columbus market and other markets in Ohio may be adversely impacted. Moreover, our ability to develop similar relationship with other electric utilities may be harmed.

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

The Eighth Amendment permitted us to submit letters of credit having an aggregate face amount up to $18 million in connection with the bids we won in the RDOF auction and also waived until October 10, 2022 the covenant that requires us to maintain a minimum cash balance of $15 million at all times. Additionally, the Eighth Amendment established a new covenant (“Transaction Covenant”) requiring us to achieve certain milestones by specific dates pertaining to either a transaction resulting in a change in control of our Company that would result in the prepayment of the Starry Credit Agreement or receipt of at least $200 million in cash by us. The Eighth Amendment provides that the administrative agent for the Starry Credit Agreement may extend the dates by which such milestones must be achieved. As of November 8, 2022, we had not achieved all of the milestones required by the Transaction Covenant. However, the administrative agent has thus far agreed to daily extensions of the dates by which certain milestones must be achieved. There can be no assurance that the administrative agent will continue to grant daily or any extension of the applicable milestones, and if at any point the administrative agent does not agree to extend the date by which such milestones must be achieved, we would immediately be in default of the Transaction Covenant. If we are unable to comply with the Transaction Covenant, it will be deemed an immediate event of default under the Starry Credit Agreement, which could cause all of our existing indebtedness to become immediately due and payable. Any failure to comply with the Transaction Covenant could have a material and adverse effect on our business, liquidity and cash flows.

If we are unable to comply with the restrictive and financial covenants in the Starry Credit Agreement, there would be a default under the terms of that agreement, and this could result in an acceleration of payment of funds that have been borrowed.

If we were unable to comply with the restrictive and financial covenants in the Starry Credit Agreement, there would be a default under the terms of that agreement. In particular, as of November 8, 2022, we had not achieved all of the milestones required by the Transaction Covenant and the administrative agent has agreed to daily extensions of the dates by which such milestones must be achieved. There can be no assurance that the administrative agent will continue to grant daily or any extension of the applicable milestones, and if at any point the administrative agent does not agree to extend the date by which such milestones must be achieved, we would immediately be in default of the Transaction Covenant. If we are unable to comply with the Transaction Covenant, it will be deemed an immediate event of default under the Starry Credit Agreement, which could cause all of our existing indebtedness to become immediately due and payable. Any failure to comply with the Transaction Covenant could have a material and adverse effect on our business, liquidity and cash flows. As a result, any borrowings under other instruments that contain cross-acceleration or cross default provisions may also be accelerated and become due and payable. If any of these events occur, there can be no assurance that we would be able to make necessary payments to the lenders or that we would be able to find alternative financing. Even if we were able to obtain alternative financing, there can be no assurance that it would be on terms that are acceptable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit		Incorporated by Reference				Filed/Furnished Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1†	Agreement and Plan of Merger, dated as of October 6, 2021, as amended, by and among FirstMark Horizon Acquisition Corp., Sirius Merger Sub, Inc., Starry Holdings, Inc. and Starry, Inc.	S-4	333-260847	2.1	February 9, 2022
3.1	Amended and Restated Certificate of Incorporation of Starry Group Holdings, Inc.	10-K	001-41336	3.1	March 31, 2022
3.2	Bylaws of Starry Group Holdings, Inc.	10-K	001-41336	3.2	March 31, 2022
4.1	Warrant Agreement, dated October 8, 2020, between FirstMark Horizon Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-39585	4.1	October 8, 2020
4.2	Warrant Assignment, Assumption and Amendment Agreement, dated March 28, 2022, by and among FirstMark Horizon Acquisition Corp., Starry Group Holdings, Inc., and Continental Stock Transfer & Trust Company	10-K	001-41336	4.2	March 31, 2022
4.3	Specimen Warrant Certificate of Starry Group Holdings, Inc.	10-K	001-41336	4.3	March 31, 2022
4.4	Description of Capital Stock	8-K	001-41336	4.1	April 25, 2022
10.1#	Form of Indemnification Agreement.	10-K	001-41336	10.1	March 31, 2022
10.2	Form of the PIPE Subscription Agreement.	S-4	333-260847	10.3	February 9, 2022
10.3	Form of Amendment and Waiver to PIPE Subscription Agreement	8-K	001-41336	10.2	March 29, 2022
10.4	Form of the Series Z Subscription Agreement.	S-4	333-260847	10.4	February 9, 2022
10.5	Waiver and Amendment to Series Z Subscription Agreement, dated March 28, 2022, by and among Starry, Inc. and certain investors affiliated with FirstMark Horizon Sponsor LLC.	10-K	001-41336	10.5	March 31, 2022
10.6	Series Z Subscription Agreement, dated March 25, 2022, between Starry, Inc. and Tiger Global Private Investment Partners IX, LP	8-K	001-41336	10.5	March 29, 2022
10.7	Sponsor Support Agreement, dated as of October 6, 2021, by and among FirstMark Horizon Sponsor LLC, certain directors of FirstMark Horizon Acquisition Corp., FirstMark Horizon Acquisition Corp., Starry Holdings, Inc. and Starry, Inc.	S-4	333-260847	10.6	February 9, 2022
10.8	Amendment to Sponsor Support Agreement, dated March 28, 2022, by and among FirstMark Horizon Sponsor LLC, certain directors of FirstMark Horizon Acquisition Corp., FirstMark Horizon Acquisition Corp., Starry Group Holdings, Inc., and Starry, Inc.	8-K	001-41336	10.4	March 29,2022

10.9	Amended and Restated Registration Rights Agreement, dated March 28, 2022, by and among Starry Group Holdings, Inc., FirstMark Horizon Acquisition Corp., certain equityholders of FirstMark Horizon Acquisition Corp., and certain equityholders of Starry, Inc.	10-K	001-41336	10.9	March 31, 2022
10.10	Merger Agreement Waiver, dated March 28, 2022, by and among FirstMark Horizon Acquisition Corp., Sirius Merger Sub, Inc., Starry Group Holdings, Inc., and Starry, Inc.	8-K	001-41336	10.1	March 29, 2022
10.11	Form of Non-Redemption Agreement, dated March 9, 2022	10-K	001-41336	10.11	March 31, 2022
10.12	Amended and Restated Credit Agreement, dated December 13, 2019, by and among Starry, Inc., Starry Spectrum Holdings LLC, Starry (MA), Inc., Starry Spectrum LLC, Testco LLC, Widmo Holdings LLC and Vibrant Composites Inc., as borrowers, the lenders party thereto and ArrowMark Agency Services, LLC, as administrative agent	10-K	001-41336	10.12	March 31, 2022
10.13	Sixth Amendment to Credit Agreement, dated as of January 13, 2022	10-K	001-41336	10.13	March 31, 2022
10.14	Seventh Amendment to Credit Agreement, dated as of March 26, 2022	10-K	001-41336	10.14	March 31, 2022
10.15	Common Stock Purchase Agreement, dated August 8, 2022, between Starry Group Holdings, Inc. and CF Principal Investments LLC.	8-K	001-41336	10.1	August 8, 2022
10.16	Registration Rights Agreement, dated August 8, 2022, between Starry Group Holdings, Inc. and CF Principal Investments LLC.	8-K	001-41336	10.2	August 8, 2022
10.17#	Starry, Inc. Amended and Restated 2014 Stock Option and Grant Plan.	S-4	333-260847	10.9	December 20, 2021
10.18#	March 2021 Amendment to the Amended and Restated 2014 Stock Option and Grant Plan.	S-4	333-260847	10.10	December 20, 2021
10.19#	Form of Executive Incentive Stock Option Agreement under the Starry, Inc. Amended and Restated 2014 Stock Option and Grant Plan.	S-4	333-260847	10.11	December 20, 2021
10.20#	Form of Employee Incentive Stock Option Agreement under the Starry, Inc. Amended and Restated 2014 Stock Option and Grant Plan.	S-4	333-260847	10.12	December 20, 2021
10.21#	Form of Restricted Stock Unit Agreement under the Starry, Inc. Amended and Restated 2014 Stock Option and Grant Plan.	S-4	333-260847	10.13	December 20, 2021
10.22#	Starry Group Holdings, Inc. 2022 Equity Incentive Plan.	10-K	001-41336	10.20	March 31, 2022
10.23#	Starry Group Holdings, Inc. 2022 Employee Stock Purchase Plan.	10-K	001-41336	10.21	March 31, 2022
10.24#	Form of Restricted Stock Unit Agreement under the Starry Group Holdings, Inc. 2022 Incentive Award Plan.	8-K	001-41336	10.3	August 8, 2022
10.25†+	Amended and Restated Master Access Agreement, dated May 22, 2018, by and between Starry, Inc. and Related Management Company, L.P.	S-4	333-260847	10.14	December 20, 2021
10.26†+	Amended and Restated Strategic Alliance Agreement, dated May 11, 2021, by and between Starry, Inc. and AEP Ventures, LLC.	S-4	333-260847	10.15	December 20, 2021

10.27†+	Amendment No. 1 to the Amended and Restated Strategic Alliance Agreement, dated September 14, 2021, by and between Starry, Inc. and AEP Ventures, LLC.	S-4	333-260847	10.16	December 20, 2021
10.28†+	Strategic Alliance Agreement, dated March 30, 2021, by and between Starry, Inc. and QSI, Inc.	S-4	333-260847	10.17	December 20, 2021
10.29†+	Manufacturing Services Agreement, dated March 1, 2021, by and between Starry, Inc. and Benchmark Electronics, Inc.	S-4	333-260847	10.18	December 20, 2021
10.30†+	Master Services Agreement, dated December 8, 2021 between Starry, Inc. and Abside Networks, Inc.	S-4	333-260847	10.19	January 14, 2022
10.31†+	Development Agreement, dated August 27, 2021 between Starry, Inc. and Semiconductor Components Industries, LLC.	S-4	333-260847	10.20	January 14, 2022
10.32#	Offer Letter by and between Chaitanya Kanojia and Starry Group Holdings, Inc., dated as of June 10, 2015.	10-K	001-41336	10.29	March 31, 2022
10.33#	Offer Letter by and between Joseph Lipowski and Starry Group Holdings, Inc., dated as of February 24, 2015.	10-K	001-41336	10.30	March 31, 2022
10.34#	Offer Letter by and between Alex Moulle-Berteaux and Starry Group Holdings, Inc., dated as of February 24, 2015.	10-K	001-41336	10.31	March 31, 2022
10.35#	Separation Agreement by and between Gregg Bien and Starry, Inc., dated September 3, 2020.	10-K	001-41336	10.32	March 31, 2022
10.36#	Non-Employee Director Compensation Policy	10-Q	001-41336	10.36	August 12, 2022
10.37#	Starry, Inc. Quarterly Bonus Plan for Executives	8-K	001-41336	10.1	September 8, 2022
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Starry Group Holdings, Inc.

Date: November 8, 2022	By:	/s/ Chaitanya Kanojia
Chaitanya Kanojia
Chief Executive Officer

Date: November 8, 2022	By:	/s/ Komal Misra
Komal Misra
Chief Financial Officer